Form 10QSB
period 2001-06-30
BLUE STAR COFFEE INC
filed 2001-08-14
CIK 1138173

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2001
                                -------------
Or
[  ]                         TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-32745

                        Blue Star Coffee, Inc.
                        ----------------------
     (Exact name of registrant as specified in its charter)

            Nevada                          88-0471353
            ------                          ----------
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

500 N. Rainbow, Suite 300, Las Vegas, NV               89107
----------------------------------------               -----
(Address of principal executive offices)            (Zip Code)

                         (503) 297-2833
                         --------------
      (Registrant's telephone number, including area code)
                               N/A
                               ---
 (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes [X] No [ ]

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS:
    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
  15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                          Yes [ ] No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             3,587,787

                      BLUE STAR COFFEE, INC.
                   (A Development Stage Company)


                         Table of Contents
                                                                Page
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Independent Accountant's Review Report             4

             Balance Sheet as of June 30, 2001                  5

             Statement of Operations and Accumulated Deficit    6
             for the Period April 1, 2001 to June 30, 2001

             Statement of Cash Flows for the Period             7
             April 1, 2000 to June 30, 2001

             Notes to Financial Statements                      8

     Item 2. Management's Discussion and Plan of Operation     12

PART II - OTHER INFORMATION

     Item 6. Exhibits

SIGNATURES

                         BLUE STAR COFFEE, INC.
                         ----------------------
                      (A DEVELOPMENT STAGE COMPANY)
                      -----------------------------
                          FINANCIAL STATEMENTS
                          --------------------
                              JUNE 30, 2001
                              -------------
                               (UNAUDITED)
                               -----------

                                CONTENTS
                                --------

INDEPENDENT ACCOUNTANT'S REVIEW REPORT


FINANCIAL STATEMENTS:

  Balance Sheet


  Statement of Operations and Accumulated Deficit


  Statement of Cash Flows


NOTES TO FINANCIAL STATEMENTS

              INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors of
Blue Star Coffee, Inc.:

We have reviewed the accompanying balance sheet of Blue Star Coffee, Inc. as of June 30, 2001, and the related statements of income, changes in stockholders' equity, and cash flows for the period from April 1, 2001 to June 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Blue Star Coffee, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 5 to these financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to this issue is also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                              /s/Chavez & Koch
                              -----------------------------
                                 Chavez & Koch, CPA's, Ltd.

August 10, 2001

Henderson, Nevada

                         PART I - FINANCIAL INFORMATION
                    Item 1. Unaudited Financial Statements

                             BLUE STAR COFFEE, INC.
                             ----------------------
                         (A Development Stage company)
                         -----------------------------
                                 BALANCE SHEET
                                 -------------
                              AS OF JUNE 30, 2001
                              -------------------
                                  (UNAUDITED)
                                  -----------

                                                   06/30/2001     03/31/2001
                                                   -------------------------
                              ASSETS
                              ------
CURRENT ASSETS:
   Cash                                            $  15,188      $  119,128
   Stockholder receivable                             15,000           5,000
   Prepaid Rent                                        6,750
                                                   -------------------------

     Total Current Assets                             36,938         124,128
                                                   -------------------------

TOTAL ASSETS                                          36,938         124,128
                                                   =========================



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock; 20,000,000 authorized;
  3,587,787 issued and outstanding
    as of June 30, 2001; Par value $.001              3,588          3,588
  Preferred stock; 5,000,000 authorized;
    None issued and outstanding; Par value $.001          -              -
  Additional paid in capital                        224,231        224,231
  Retained earnings (Accumulated Deficit)          (144,631)       (57,441)
  Subscribed Stocks                                 (46,250)       (46,250)
                                                  -------------------------

    Total stockholders' equity                        36,938        124,128
                                                  -------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  36,938      $ 124,128
                                                  =========================




 The accompanying independent accountants' report and the notes to financial statements should be read in conjunction with this Balance Sheet.

                          BLUE STAR COFFEE, INC.
                          ----------------------
                      (A Development Stage company)
                      -----------------------------
              STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
              -----------------------------------------------
               FOR THE PERIOD APRIL 1, 2001 TO JUNE 30, 2001
               ---------------------------------------------
                               (UNAUDITED)
                               -----------



                                                            04/01/2001
                                                                to
                                                            06/30/2001
                                                          ------------

REVENUES                                                   $         -
COST OF REVENUES                                                     -
                                                          ------------
Gross Profit                                                         -
                                                          ------------

EXPENSES:
   General and administrative                                   87,190
                                                          ------------

   Total expenses                                               87,190
                                                          ------------
Loss before taxes                                             (87,190)

Income tax expense                                                   -
                                                          ------------

NET LOSS                                                      (87,190)

ACCUMULATED DEFICIT, beginning of period                      (57,441)
                                                          ------------

ACCUMULATED DEFICIT, end of period                        $  (144,631)
                                                          ============
Weighted average number of shares outstanding
from April 1, 2001 through June 30,2001 and
from inception through June 30, 2001                      $  3,587,787

Net loss per share                                        $     (0.04)




The accompanying independent accountants'report and the notes to financial statements should be read in conjunction with this Statement of Operations and Accumulated Deficit.

                                  BLUE STAR COFFEE, INC.
                                  ----------------------
                              (A Development Stage company)
                              -----------------------------
                                 STATEMENT OF CASH FLOWS
                                 -----------------------
                       FOR THE PERIOD APRIL 1, 2001 TO JUNE 30, 2001
                       ---------------------------------------------
                                       (UNAUDITED)
                                       -----------



                                                                04/01/2001
                                                                   to
                                                                06/30/2001
                                                             ---------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                             $   (87,190)

    CASH FLOWS FROM INVESTING ACTIVITIES:
         Increase in shareholder loans                            (10,000)
         Increase in prepaid expenses                              (6,750)
                                                              --------------
    Net Cash used by Investing Activities                         (16,750)
                                                              --------------
    NET INCREASE IN CASH                                         (103,940)

    CASH, BEGINNING OF PERIOD                                     119,128
                                                              --------------
    CASH, END OF PERIOD                                       $    15,188
                                                              ==============


    SUPPLEMENTAL INFORMATION:
         Interest paid                                        $        -
                                                              ==============
         Income taxes paid                                    $        -
                                                              ==============





 The accompanying independent accountants' report and the notes to financial statements should be read in conjunction with this Statement of Cash Flows.

                           BLUE STAR COFFEE, INC.
                           ----------------------
                      (A Development Stage Company)
                      -----------------------------
                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------
                              JUNE 30, 2001
                              -------------


NOTE 1 - STOCKHOLDER RECEIVABLE

     The company made a payment of $5,000, on behalf of one of its stockholders, against a liability of the stockholder. The amount has been determined to be payable within 12 months, therefore no interest has been imputed.

     The company made a payment of $10,000 which is funds loaned to the stockholder for a family emergency. It is expected to be repaid by August 17, 2001, therefore no interest is accrued.


NOTE 2 - STOCKHOLDERS' EQUITY

     Stock Issuances
     ---------------
     A chronological history of Stockholders' Equity is as follows:

     July 28, 2000 - The Company incorporated in Nevada. The
     Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

     July 29, 2000 - The Company issued 2,167,000 shares to the three company founders as follows:

          The Company issued to Ronald Davis 1,083,500 shares of $0.001 par value common stock in exchange for cash in the amount of $29,016. Of the total amount received, $1,084 is considered common stock and $27,933 is considered additional paid-in capital.

          The Company issued to Ronald Brigham 541,750 shares of
          $0.001 par value common stock in exchange for cash in the amount of $542 of which $542 is considered common stock and there is no additional-paid-in-capital.

          The Company issued to Christopher Secreto 541,750 shares of $0.001 par value common stock in exchange for cash in the amount of $542 of which $542 is considered common stock and there is no additional-paid-in-capital.

     All of these shares were issued in accordance with Section
     4(2) of the Securities Act of 1933.

     July 29, 2000 - The Company issued 150,000 shares of $0.001 par value common stock to GoPublicToday, Inc. in exchange for services (prepaid expenses) rendered in the amount of $22,500. Of the total received, $150 is considered common stock and $22,350 is considered additional paid-in capital. Shares issued in accordance with Section 4(2) of the Securities Act of 1933.

                      BLUE STAR COFFEE, INC.
                      ----------------------
                   (A Development Stage Company)
                   -----------------------------
             NOTES TO FINANCIAL STATEMENTS (Continued)
             -----------------------------------------
                           JUNE 30, 2001
                           -------------


NOTE 2 - STOCKHOLDERS' EQUITY (CONTINUED)

     September 21, 2000 - The Company issued 100,000 shares of $0.001 par value common stock to GoPublicToday, Inc. in exchange for a non-interest baring balloon note totaling $10,000, which was due and payable on March 21, 2001. Of the total received, $100 is considered common stock and $9,900 is considered additional paid-in capital. The note was extended until September 21, 2001. Shares were issued in accordance with Section 4(2) of the Securities Act of 1933.

     September 21, 2000 - The Company issued 400,000 shares of $0.001 par value common stock to Arrowhead Capital Management in exchange for rights to services in the amount of $49,600. Of the total received, $400 is considered common stock and $49,200 is considered additional paid-in capital. Shares were issued in accordance with Section 4(2) of the Securities Act of 1933.

     January 3, 2001 -- The State of Nevada issued a permit to the Company to sell securities pursuant to the Company's application for registration by qualification of an offering of Common Stock in the state.

     March 30, 2001 - The Company closed its offering pursuant to Regulation D, Rule 504 of the 1933 Securities and Exchange Act, as amended, whereby it sold a total of 770,787 shares of its $0.001 par value common stock at $0.15 per share to outside investors. Of the total number of shares, 770,787 shares were issued in exchange for cash in the amount of $115,619, net of offering costs in the amount of $12,898 of which $11,492 was commission and $1,406 was for related expenses. Of the total cash received, $116 is considered common stock and $115,503 is considered additional paid-in capital. There have been no other issuances of common stock or preferred stock. The Company sold all 770,787 shares of its common stock to approximately 84 unaffiliated shareholders, none of whom were/are officers.

     March 31, 2001 - The Company had 3,587,787 shares of Common issued and outstanding, held by 89 shareholders of record.

     Stock Subscriptions
     -------------------
     On September 21, 2000, the Company issued 100,000 shares in exchange for a note receivable of $10,000. The amount has been determined to be payable within 12 months, therefore no interest has been imputed.

     Certain stock-for-future services transactions have occurred during the period from inception to March 31, 2001. These future services consist of consulting fees to help the Company develop a business plan and establish its organization and infrastructure. On September 21, 2000, a stockholder contributed $49,600 of rights to the future services in exchange for stock. Another stockholder has promised to provide future services valued at $22,500 in exchange for 150,000 shares of stock. All of the shares related to the prepaid expenses have been issued to the stockholders as of September 30, 2000.

                      BLUE STAR COFFEE, INC.
                      ----------------------
                   (A Development Stage Company)
                   -----------------------------
             NOTES TO FINANCIAL STATEMENTS (Continued)
             -----------------------------------------
                           JUNE 30, 2001
                           -------------


NOTE 3 - RELATED PARTY TRANSACTIONS

     The Company paid one of its shareholders, Arrow Capital Management $27,500 in full for services related to the following activities; site search, marketing research and management fees. The Company also paid Arrow Capital Management an additional $18,500 for services relating to marketing research, including demographic research.

     The Company paid a related party, Newport Advisors $15,000 in full for servies related to consulting.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

     The company has entered into a 6 month lease commencing on April 1, 2001 and ending on September 30, 2001. These lease payments total $13,500 for April 1, 2001 through September 30, 2001 which were paid in advance in April 2001.

NOTE 5 - GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which assumes the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue.
     Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a 506 State Registered Offering. Management has also taken measures to reduce expenses significantly.

       Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about the Company's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Blue Star Coffee's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's services, its ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of the Company's industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.
All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

General

     Blue Star Coffee, Inc. is a developmental stage company that seeks to build a chain of drive-through only specialty coffee kiosks designed to serve the specialty coffee consumer in the comfort of his or her automobile. Blue Star Coffee has no intention of opening cafe style shops, where customers would be able to sit and linger at the location. The facilities from which coffee will be sold will be freestanding structures designed to accommodate two automobiles simultaneously, through a service window on each side of the establishment. The Company's main focus will be on developing company-owned and franchised retail drive-through locations selling brewed coffee, espresso-based beverages (such as cappuccinos, lattes, mochas and espressos), Italian sodas and various blended drinks.

     Management of the Company have prior experience with other companies that have each operated stand-alone, drive-though only coffee shops, in addition to operating sit-down, cafe-style shops, as well as combination sit-down and drive-through stores. During his tenure with Coffee People, Inc. in Oregon, Mr. Ronald Brigham, COO of Blue Star Coffee, noted that of the 25 stores Coffee People operated in the Portland area, two stores offered customers the option of drive-through service and cafe-style accommodations and seven stores were drive-through only. Mr. Brigham further estimated that the drive-through locations each performed similarly to the locations offering either sit-down only service or a combination or sit down and drive-through services. He estimates that the two combination inside-seating and drive-through stores generated approximately 50% of revenues from drive-through operations.

     Drive-through coffee sales are in the infant stage, similar to the experience of fast food restaurants' experimentation with drive-through service in the 1960s. However, there are a negligible number of existing drive-though only coffee shops to provide sufficient data to demonstrate the performance of such stores' operations. The Company has yet to generate revenues and faces competition from all specialty coffee establishments. Many of the Company's potential competitors have significantly greater financial, technical and marketing resources than the Company does. Competition may limit the Company's ability to generate sufficient sales to meet its financial obligations and continue operations.

Results of Operations and Liquidity and Capital Resources

     The Company has not generated any revenues since its inception on July 28, 2000. For the quarter ended June 30, 2001, expenses totaled $87,190, resulting in a net loss of $87,190. Management anticipates that the Company will continue to incur net losses for the next at least nine to 15 months.

     To date, Blue Star Coffee so far has accomplished the following startup and development activities:

  1.   Completed an offering of equity securities;
  2. Communicated with landowners to identify potential store locations in Utah, Arizona or Nevada;
  3. Developed and implementing the corporate accounting control systems;
  4.   Interviewed potential specialty coffee roasters;
  5.   Established the corporate office;
  6. Evaluated potential management personnel for the Company's first drive-through location;
  7. Evaluated potential building designers and building manufacturing companies;
  8. Discussed the Company's corporate marketing image with graphic design artists;
  9.   Evaluated coffees from various parts of the world; and
  10.  Sought supplier relationships.

     To fund the build-out and initial marketing of it first drive-through location, the Company anticipates that it will need to raise additional working capital through a private or public offering of equity or debt securities. As at June
30, 2001, the Company has not recognized revenue to date and have accumulated a deficit of approximately $144,631 since inception. Blue Star Coffee's ability to continue as a going concern is contingent upon attaining additional financing, for which there are no formal or informal arrangements. While management of the Company are expending their best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Continuing Operations

     Blue Star Coffee intends to have its first drive-through kiosk operational by the end of the first quarter of 2002. The Company has provided the following estimated timeline and probable cost for the planned store:

           Action                   Estimated Time Frame  Estimated Cost
           ------                   --------------------  --------------
    Sign lease for land              By October 31, 2001
    Obtain initial permits           By November 30, 2001    $1,500
    Permit process                    11/1/01 - 2/28/02      $3,500
    Site development                  12/1/01 - 2/28/02     $31,500
    Building construction             1/15/02 - 2/15/02     $48,000
    Building delivery                      2/28/02         Included
    Utility hookups                    3/1/02 - 3/15/02      $5,000
    Equipment installation             3/15/02 - 3/22/02    $43,000
    Employee hiring and training       3/22/02 - 3/30/02     $2,500
    Initial marketing and advertising  3/1/02 - 6/30/02     $15,000
    Opening date                            3/31/02

     The Company cannot guarantee that it will be able to meet its timeline and remain within its estimated costs. If additional funding is not obtained, the Company will be unable to pursue its goal of having its first store fully operational by the start of the second quarter of 2002. If such financing is realized, the Company must execute its plan of operation on a timely basis, as well as assure that its suppliers and contractors meet the same goals, otherwise the Company's expected opening date will be delayed or its expected costs may be elevated.

                    PART II - OTHER INFORMATION

                         Item 6. Exhibits

Exhibit  Name and/or Identification of Exhibit

Number

  3     Articles of Incorporation & By-Laws

             (a) Articles of Incorporation of the Company filed July 28, 2000. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

             (b) By-Laws of the Company adopted August 2, 2000.
             Incorporated by reference to the exhibits to the Company's General Form For Registration Of
             Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  23    Consent of Experts and Counsel

             Consents of independent public accountants

                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Blue Star Coffee, Inc.
-------------------------------------------------------------------
                           (Registrant)



Date:     August 13, 2001



By:  /s/Ronald A. Davis
        Ronald A. Davis, President