Form 10QSB/A
period 2001-06-30
BLUE STAR COFFEE INC
filed 2001-09-12
CIK 1138173

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                          FORM 10-QSB/A #2
(Mark One)
[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2001
                                -------------
Or
[  ]                         TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

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

                      BLUE STAR COFFEE, INC.
                   (A Development Stage Company)


                         Table of Contents
                         -----------------                     Page
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Independent Accountant's Review Report             5

             Balance Sheet as of June 30, 2001                  6

             Statement of Operations and Accumulated Deficit    7
             for the Period April 1, 2001 to June 30, 2001

             Statement of Changes in Stockholders' Equity       8
             from Inception to June 30, 2001

             Statement of Cash Flows for the Period             9
             April 1, 2000 to June 30, 2001

             Notes to Financial Statements                     10

     Item 2. Management's Discussion and Plan of Operation     13

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

             INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors of
Blue Star Coffee, Inc.:

We have reviewed the accompanying balance sheet of Blue Star Coffee, Inc. as of June 30, 2001, and the related statements of income, changes in stockholders' equity, and cash flows for the periods from April 1, 2001 to June 30, 2001 and inception to June 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Blue Star Coffee, Inc.

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





                              /s/Chavez & Koch, CPA's, Ltd.

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

                                                          06/30/2001
                                                          ----------
                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash                                                   $  15,188
   Stockholder receivable                                    15,000
   Prepaid Rent                                               6,750
                                                          ----------

     Total Current Assets                                    36,938
                                                          ----------

TOTAL ASSETS                                               $ 36,938
                                                          ==========



                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock; 20,000,000 authorized;
  3,587,787 issued and outstanding
    as of June 30, 2001; Par value $.001                      3,588
  Preferred stock; 5,000,000 authorized;
    None issued and outstanding; Par value $.001                  -
  Additional paid in capital                                224,231
  Retained earnings (Accumulated Deficit)                  (144,631)
  Subscribed Stocks                                         (46,250)
                                                          ----------

    Total stockholders' equity                               36,938
                                                          ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  36,938
                                                          ===========




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



                                                      04/01/2001     Inception
                                                          to            to
                                                      06/30/2001     6/30/01
                                                    ------------   ------------

REVENUES                                            $         -    $         -
COST OF REVENUES                                              -    $         -
                                                    ------------   ------------
Gross Profit                                                  -              -
                                                    ------------   ------------

EXPENSES:
   General and administrative                            87,190        144,631
                                                    ------------   ------------

   Total expenses                                        87,190        144,631
                                                    ------------   ------------
Loss before taxes                                       (87,190)      (144,631)

Income tax expense                                            -              -
                                                    ------------   ------------

NET LOSS                                                (87,190)      (144,631)

ACCUMULATED DEFICIT, beginning of period                (57,441)             -
                                                    ------------   ------------

ACCUMULATED DEFICIT, end of period                  $  (144,631)   $  (144,631)
                                                    ============   ============
Weighted average number of shares outstanding
from April 1, 2001 through June 30,2001 and
from inception through June 30, 2001                $ 3,587,787      2,947,692

Net loss per share                                  $     (0.04)   $     (0.05)




The accompanying independent accountants'report and the notes to financial statements should be read in conjunction with this Statement of Operations and Accumulated Deficit.

                             BLUE STAR COFFEE, INC.
                             ----------------------
                        (A Development Stage Company)
                        -----------------------------
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 --------------------------------------------
                       FROM INCEPTION TO JUNE 30, 2001
                       -------------------------------
                                 (UNAUDITED)
                                 -----------

                                      Add'l  Paid                       Total
                       Common Stock   In Capital/         Income/(Loss) Stock-
                     -----------------  Donated Subscribed Accumulated holders'
                      Shares    Value    Capital    Stock    Dev Stage   Equity
                     ---------  ------  --------  --------- ---------- --------
Issued for cash
---------------
July 29, 2000        2,167,000  $2,167   $27,933  $      -  $       -  $30,100

Issued for prepaid expenses
--------------------------
July 29, 2000          150,000     150    22,350   (22,500)                  -


Issued for note receivable
--------------------------
September 21, 2000     100,000     100     9,900   (10,000)         -        -


Issued for prepaid expenses
---------------------------
September 21, 2000     400,000     400    49,200   (49,600)         -        -


Net Loss
--------
September 30, 2000           -       -         -         -       (109)    (109)
                     ---------  ------  --------  --------- ---------- --------

Total
-----
September 30, 2000   2,817,000   2,817   109,383   (82,100)      (109)  29,991


Issued for cash
---------------
March 30, 2001         770,787     771   114,848         -          -  115,619


Subscribed stock
----------------
March 31, 2001               -       -         -    35,850          -   35,850


Net Loss
--------
March 31, 2001               -       -         -         -    (57,332) (57,332)
                     ---------  ------  --------  --------- ---------- --------

Total
-----
March 31, 2001       3,587,787   3,588   224,231   (46,250)   (57,441) 124,128


Net Loss
--------
June 30, 2001                -       -         -         -    (87,190) (87,190)

                     ---------  ------  --------  --------- ---------- --------
Total
-----
June 30, 2001        3,587,787  $3,588  $224,231  $(46,250) $(144,631) $36,938
                     =========  ======  ========  ========= ========== ========



The accompanying independent accountants' report and the notes to financial statements should be read in conjunction with this Statement of Changes in Stockholders' Equity.

                          BLUE STAR COFFEE, INC.
                          ----------------------
                      (A Development Stage Comapany)
                      ------------------------------
                          STATEMENT OF CASH FLOWS
                          -----------------------
                FOR THE PERIOD APRIL 1, 2001 TO JUNE 30, 2001
                ---------------------------------------------
                                 (UNAUDITED)
                                 -----------

                                               4/1/2001              Inception
                                                  to                    to
                                              6/30/2001              6/30/2001
                                             ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                    $(87,190)              $(144,631)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities:
   Stock issued for services                         -                  35,850
   Increase in prepaid expenses                 (6,750)                 (6,750)
                                             ----------              ----------
Net Cash used in Operating Activities          (93,940)               (115,531)
                                             ----------              ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in shareholder loans               (10,000)                (15,000)
                                             ----------              ----------
Net Cash used in Investing Activities          (10,000)                (15,000)
                                             ----------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of capital stock                         -                   2,938
   Increase in additional paid in capital            -                 142,781
                                             ----------              ----------
Net Cash provided by Financing Activities            -                 145,719
                                             ----------              ----------
NET INCREASE IN CASH                          (103,940)                 15,188

CASH, BEGINNING OF PERIOD                      119,128                       -
                                             ----------              ----------
CASH, END OF PERIOD                          $  15,188                 $15,188
                                             ==========              ==========


SUPPLEMENTAL INFORMATION:
   Interest paid                             $       -               $       -
                                             ==========              ==========
   Taxes paid                                $       -               $       -
                                             ==========              ==========

The accompanying independents accountants' report and the notes to financial statements should be read in conjunction with this Statement of Cash Flows.

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