Form 10QSB/A
period 2001-06-30
BLUE STAR COFFEE INC
filed 2001-09-17
CIK 1138173

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                          FORM 10-QSB/A #3
(Mark One)
[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2001
                                -------------
Or
[  ]                         TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

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

                      BLUE STAR COFFEE, INC.
                   (A Development Stage Company)


                         Table of Contents
                         -----------------                     Page
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Independent Accountant's Review Report             5

             Balance Sheet as of June 30, 2001                  6

             Statement of Operations and Accumulated Deficit    7
             for the Period April 1, 2001 to June 30, 2001

             Statement of Changes in Stockholders' Equity       8
             from Inception to June 30, 2001

             Statement of Cash Flows for the Period             9
             April 1, 2000 to June 30, 2001

             Notes to Financial Statements                     10

     Item 2. Management's Discussion and Plan of Operation     15

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


  Statement of Changes in Stockholders' Equity


  Statement of Cash Flows


NOTES TO FINANCIAL STATEMENTS

             INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors of
Blue Star Coffee, Inc.:

We have reviewed the accompanying balance sheet of Blue Star Coffee, Inc. as of June 30, 2001, and the related statements of income, changes in stockholders' equity, and cash flows for the periods from April 1, 2001 to June 30, 2001, January 1, 2001 to June 30, 2001 and inception to June 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Blue Star Coffee, Inc.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in
Note 7 to these financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to this issue is also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                              /s/Chavez & Koch, CPA's, Ltd.

August 10, 2001
Henderson, Nevada

                         PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements


                             BLUE STAR COFFEE, INC.
                             ----------------------
                         (A Development Stage company)
                         -----------------------------
                                 BALANCE SHEET
                                 -------------
                              AS OF JUNE 30, 2001
                              -------------------
                                  (UNAUDITED)
                                  -----------

                                                    06/30/2001       12/31/2000
                                                    ----------       ----------
                                    ASSETS
                                    ------
CURRENT ASSETS:
   Cash                                             $  15,188        $  20,907
   Stockholder receivable                              15,000            5,000
   Prepaid Rent                                         6,750            4,084
                                                    ----------       ----------

     Total Current Assets                              36,938           29,991
                                                    ----------       ----------

TOTAL ASSETS                                         $ 36,938        $  29,991
                                                    ==========       ==========



                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock; 20,000,000 authorized;
  3,587,787 issued and outstanding
    as of June 30, 2001; Par value $.001            $   3,588        $   2,817
  Preferred stock; 5,000,000 authorized;
    None issued and outstanding; Par value $.001            -                -
  Additional paid in capital                          224,231          109,383
  Retained earnings (Accumulated Deficit)            (144,631)            (109)
  Subscribed Stocks                                   (46,250)         (82,100)
                                                    ----------       ----------

    Total stockholders' equity                         36,938           29,991
                                                    ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  36,938        $  29,991
                                                    ==========       ==========




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



                                           04/01/2001   1/1/2001     Inception
                                               to          to           to
                                           06/30/2001  6/30/2001     6/30/2001
                                         ------------ ------------ ------------

REVENUES                                 $         -   $        -   $        -
COST OF REVENUES                                   -            -            -
                                         ------------ ------------ ------------
Gross Profit                                       -            -            -
                                         ------------ ------------ ------------

EXPENSES:
   General and administrative                 87,190      144,522      144,631
                                         ------------ ------------ ------------

   Total expenses                             87,190      144,522      144,631
                                         ------------ ------------ ------------
Loss before taxes                            (87,190)    (144,522)    (144,631)

Income tax expense                                 -            -            -
                                         ------------ ------------ ------------

NET LOSS                                     (87,190)    (144,522)    (144,631)

ACCUMULATED DEFICIT, beginning of period     (57,441)        (109)           -
                                         ------------ ------------ ------------

ACCUMULATED DEFICIT, end of period       $  (144,631)  $ (144,631)  $ (144,631)
                                         ============ ============ ============
Weighted average number of shares
outstanding from April 1, 2001 through
June 30,2001 and from inception through
June 30, 2001                            $ 3,587,787    2,687,813    2,947,692

Net loss per share                       $     (0.04)  $    (0.05) $     (0.05)




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

                                            4/1/2001     1/1/2001    Inception
                                              to           to           to
                                           6/30/2001    6/30/2001    6/30/2001
                                          ----------    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                 $(87,190)    $(144,522)   $(144,631)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities:
   Stock issued for services                      -        35,850       35,850
   Increase in prepaid expenses              (6,750)       (2,666)      (6,750)
                                          ----------    ----------   ----------
Net Cash used in Operating Activities       (93,940)     (111,338)    (115,531)
                                          ----------    ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in shareholder loans            (10,000)      (10,000)     (15,000)
                                          ----------    ----------   ----------
Net Cash used in Investing Activities       (10,000)      (10,000)     (15,000)
                                          ----------    ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of capital stock                      -           771        2,938
   Increase in additional paid in capital         -       114,848      142,781
                                          ----------    ----------   ----------
Net Cash provided by Financing Activities         -       115,619      145,719
                                          ----------    ----------   ----------
NET INCREASE IN CASH                       (103,940)       (5,719)      15,188

CASH, BEGINNING OF PERIOD                   119,128        20,907            -
                                          ----------    ----------   ----------
CASH, END OF PERIOD                       $  15,188     $  15,188      $15,188
                                          ==========    ==========   ==========


SUPPLEMENTAL INFORMATION:
   Interest paid                          $       -     $       -    $       -
                                          ==========    ==========   ==========
   Taxes paid                             $       -     $       -    $       -
                                          ==========    ==========   ==========


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

                        BLUE STAR COFFEE, INC.
                        ----------------------
                     (A Development Stage Company)
                     -----------------------------
                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
                             JUNE 30, 2001
                             -------------


NOTE 1-ORGANIZATION AND PURPOSE

     Organization and Purpose
     ------------------------
     Blue Star Coffee, Inc. (a Nevada corporation) was incorporated in the state of Nevada on July 28, 2000. The Company has been organized for the purpose of roasting and selling specialty coffee beans for its retail drive-through and wholesale customers. The Company also plans to sell brewed coffee, expresso-based beverages such as cappuccinos, lattes, mochas and expressos and various blended drinks through company-owned retail locations and franchised retail locations. In addition the Company plans to establish wholesale accounts with businesses and restaurant chains. The Company has had little revenue generating operations to date, and therefore, in accordance to Statement on Financial Accounting Standards number 7, the Company is considered a development stage company.


NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting
     -------------------
     Blue Star Coffee, Inc.'s policy is to prepare its financial statements on the accrual basis of accounting. The fiscal year end is December 31.

     Cash and Cash Equivalents
     -------------------------
     Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

     Summary of Non-Cash Transactions
     --------------------------------
     There were non-cash transactions which are discussed in Note 5.

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates.

     Income Taxes
     ------------
     Income taxes are generally provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets for financial and income tax reporting. The

                        BLUE STAR COFFEE, INC.
                        ----------------------
                     (A Development Stage Company)
                     -----------------------------
               NOTES TO FINANCIAL STATEMENTS (Continued)
               -----------------------------------------
                             JUNE 30, 2001
                             -------------


NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Company has no tax deferred tax assets and liabilities representing the future tax return consequences of those differences because currently the Company has no material temporary timing differences that give rise to these tax assets and liabilities.

     Advertising
     -----------
     Advertising costs are to be expensed when incurred. Advertising expenses from inception to June 30, 2001 are $0.


NOTE 3 - STOCKHOLDER RECEIVABLE

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


NOTE 4 - STOCKHOLDERS' EQUITY

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


NOTE 4 - STOCKHOLDERS' EQUITY (Continued)

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


NOTE 4 - STOCKHOLDERS' EQUITY (Continued)

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


NOTE 5 - RELATED PARTY TRANSACTIONS

     The Company paid one of its shareholders, Arrow Capital Management $21,750 in full for services related to the following activities; site search, marketing research and management fees. The Company also paid Arrow Capital Management an additional $18,500 for services relating to marketing research, including demographic research.

     The Company paid a related party, Newport Advisors $15,000 in full for servies related to consulting.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

     The company has entered into a 6 month lease commencing on April 1, 2001 and ending on September 30, 2001. These lease payments total $13,500 for April 1, 2001 through September 30, 2001 which were paid in advance in April 2001.


NOTE 7 - GOING CONCERN

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

                        BLUE STAR COFFEE, INC.
                        ----------------------
                     (A Development Stage Company)
                     -----------------------------
               NOTES TO FINANCIAL STATEMENTS (Continued)
               -----------------------------------------
                             JUNE 30, 2001
                             -------------


NOTE 8 - WARRANTS AND OPTIONS

     There are no warrants or options outstanding to acquire any additional shares of common stock that are not disclosed in the equity section of the balance sheet.

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