Form 10QSB
period 2001-09-30
BLUE STAR COFFEE INC
filed 2001-11-14
CIK 1138173

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001
Or

[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________
Commission File Number: 000-32745


                     Blue Star Coffee, Inc.
     (Exact name of registrant as specified in its charter)


            Nevada                          88-0471353
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

500 N. Rainbow, Suite 300, Las                89107
           Vegas, NV                        (Zip Code)
(Address of principal executive
           offices)

                         (503) 297-2833
      (Registrant's telephone number, including area code)

                               N/A
 (Former name, former address and former fiscal year, if changed since last report)

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             5,692,787


PAGE-1-



                      BLUE STAR COFFEE, INC.
                   (A Development Stage Company)


                         Table of Contents

                                                                Page
PART I - FINANCIAL INFORMATION                                  -----

Item 1. Financial Statements

  Independent Accountant's Review Report                          5
  Balance Sheets                                                  6
  Statement of Operations, Accumulated Deficit, and Comprehensive 7
  Income
  Statement of Changes in Stockholders' Equity                    8
  Statement of Cash Flows                                         9
  Notes to Financial Statements                                   10
  Item 2. Management's Discussion and Plan of Operation           16

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                18

SIGNATURES                                                        19




PAGE-2-










                      BLUE STAR COFFEE, INC.

                   (A DEVELOPMENT STAGE COMPANY)

                       FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2001

                            (UNAUDITED)










PAGE-3-





                             CONTENTS


INDEPENDENT ACCOUNTANT'S REVIEW REPORT

FINANCIAL STATEMENTS

  Balance Sheets                                            1

  Statements of Operations, Accumulated Deficit, and        2
  Comprehensive Income

  Statement of Changes in Stockholders' Equity              3

  Statements of Cash Flows                                  4

NOTES TO FINANCIAL STATEMENTS                             5-10









PAGE-4-



              INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors of
Blue Star Coffee, Inc.:

We have reviewed the accompanying balance sheets of Blue Star Coffee, Inc. (a development stage company) as of September 30, 2001, and the related statements of operations, accumulated deficit and comprehensive income, changes in stockholders' equity, and cash flows for the period from July 1 , 2001 through September 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Blue Star Coffee, Inc.

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





                              Chavez & Koch, CPA's, Ltd.

November 5, 2001
Henderson, Nevada



PAGE-5-


                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                      BLUE STAR COFFEE, INC.
                   (A Development Stage company)
                          BALANCE SHEETS
                     AS OF SEPTEMBER 30, 2001
                            (UNAUDITED)


                                    9/30/01   9/30/00   6/30/01  12/31/00
                                  -----------------------------------------

                            ASSETS

CURRENT ASSETS:
Cash
                                   $ 11,657  $ 20,907  $ 15,188  $ 20,907

Stockholder receivable                    -     5,000    15,000     5,000

Marketable securities                 7,000         -         -         -
Prepaid expenses                          -     4,084     6,750     4,084
Total current assets                 18,657    29,991    36,938    29,991
                                  -----------------------------------------

FIXED ASSETS:

Equipment                             1,507         -         -         -
Less: Accumulated depreciation         (61)         -         -         -

Total fixed assets                    1,446         -         -         -
                                  -----------------------------------------
TOTAL ASSETS                       $ 20,103  $ 29,991  $ 36,938  $ 29,991
                                  =========================================

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Loan from shareholders             $ 27,470  $      -  $      -  $      -

Total liabilities                    27,470         -         -         -

STOCKHOLDERS' EQUITY:
Common stock; 20,000,000 authorized;
5,692,787 issued and outstanding
as of September 30, 2001; Par value   5,693     2,817     3,588     2,817
of $.0001
Preferred stock; 5,000,000
authorized;
None issued and outstanding; Par          -         -         -         -
value of $.001
Additional paid in capital          349,976   109,383   224,231   109,383

Subscribed stock                   (126,350)  (82,100)  (46,250)  (82,100)

Accumulated deficit in development (236,686)     (109) (144,631)     (109)
stage
Accumulated other comprehensive
income:
Unrealized gain on securities             -         -         -         -

Total stockholders' equity           (7,367)   29,991    36,938    29,991
                                   ----------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS'              $      $       $
EQUITY                             $ 20,103  $ 29,991  $ 36,938  $ 29,991
                                   ========================================


 The accompanying independent accountants' report and the notes to financial statements should be
          read in conjunction with these Balance Sheets.


PAGE-6-


                      BLUE STAR COFFEE, INC.
                   (A Development Stage company)
 STATEMENTS OF OPERATIONS, ACCUMULATED DEFICIT, AND COMPREHENSIVE
                              INCOME
         FOR THE PERIOD JULY 1, 2001 TO SEPTEMBER 30, 2001
                            (UNAUDITED)


                                    7/1/01  Inception   1/1/01  Inception
                                      to       to         to       to
                                   9/30/01   9/30/00   9/30/01   9/30/01
                                 -----------------------------------------

REVENUES                           $     -  $      -  $      -  $      -
COST OF REVENUES                         -         -         -         -
Gross Profit                             -         -         -         -

EXPENSES:
General and administrative          90,555       109   235,077   235,186

Executive compensation               1,500         -     1,500     1,500
Total expenses                      92,055       109   236,577   236,686

Loss before taxes                  (92,055)     (109) (236,577) (236,686)


Income tax expense                       -         -         -         -
NET LOSS                           (92,055)     (109) (236,577) (236,686)


OTHER COMPREHENSIVE INCOME

Unrealized gains on securities
Unrealized holding gains arising         -         -         -         -
during the period
Less reclassification adjustment         -         -         -         -
for gains included in net income
Net unrealized gains on securities       -         -         -         -
Income tax expense related to            -         -         -         -
other comprehensive income

OTHER COMPREHENSIVE INCOME               -         -         -         -

TOTAL COMPREHENSIVE INCOME         (92,055)     (109) (236,577) (236,686)


ACCUMULATED DEFICIT, beginning of (144,631)        -      (109)        -
period

ACCUMULATED DEFICIT, end of period
                                 $(236,686)    $(109) $(236,686) $(236,686)
                                 ==========================================


Weighted average number of      4,289,454  2,817,000  3,564,747  3,165,648
shares outstanding

Net loss per share                $(0.06)     $(0.00)    $(0.07)    $(0.07)



 The accompanying independent accountants' report and the notes to financial statements should be
     read in conjunction with these Statements of Operations, Accumulated Deficit, and Comprehensive Income.


PAGE-7-


                      BLUE STAR COFFEE, INC.
                   (A Development Stage company)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FROM INCEPTION TO JUNE 30, 2001
                            (UNAUDITED)

                   Common Stock    Add'l  Subscribed  Income/      Total
                                   Paid     Stock     (Loss)     Stockholders'
                                    In               Accumulated    Equity
                                  Capital            Dev Stage
                                     /
                                  Donated
                                  Capital
                  Shares   Value
                  ------   -----  -------  --------  -----------  -----------
Issued for cash
July 29, 2000   2,167,000 $2,167 $ 27,933    $    -      $     -     $ 30,100


Issued for
prepaid expenses
July 29, 2000     150,000    150   22,350   (22,500)           -            -


Issued for note
receivable
September 21,     100,000    100    9,900   (10,000)           -            -
2000

Issued for
prepaid expenses
September 21,     400,000    400   49,200   (49,600)           -            -
2000

Net loss
September 30,           -      -        -         -         (109)        (109)
2000

Total
September 30,   2,817,000  2,817  109,383   (82,100)        (109)      29,991
2000

Issued for cash
March 30, 2001    770,787    771  114,848         -            -      115,619


Subscribed stock
March 31, 2001         -       -        -    35,850            -       35,850

Net loss
March 31, 2001         -       -        -         -      (57,332)     (57,332)

Total
March 31, 2001 3,587,787   3,588  224,231   (46,250)     (57,441)     124,128


Net Loss
June 30, 2001          -       -        -         -      (87,190)     (87,190)

Total
June 30, 2001  3,587,787   3,588  224,231   (46,250)    (144,631)      36,938


Subscribed stock
September 30,          -       -        -    46,250            -       46,250
2001

Issued for prepaid
expense
September 30,    605,000     605  125,745  (126,350)           -            -
2001

Issued for executive
compensation
September 30,  1,500,000   1,500        -         -            -        1,500
2001

Net loss
September 30,          -       -        -         -      (92,055)     (92,055)
2001

Total         ----------------------------------------------------------------
September 30,  5,692,787  $5,693 $349,976 $(126,350)  $ (236,686)     $(7,367)
2001



 The accompanying independent accountants' report and the notes to financial statements should be
read in conjunction with this Statement of Changes in Stockholders'
                              Equity.


PAGE-8-


                      BLUE STAR COFFEE, INC.
                   (A Development Stage company)
                      STATEMENT OF CASH FLOWS
         FOR THE PERIOD JULY 1, 2001 TO SEPTEMBER 30, 2001
                            (UNAUDITED)

                                    7/1/01   Inception   1/1/01   Inception
                                      to        to         to        to
                                   9/30/01    9/30/00    9/30/01    9/30/01
                                 -------------------------------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                          $(92,055)     $(109) $(236,577) $(236,686)

Adjustment to reconcile net loss
to net cash
from operating activities:
Depreciation                            61          -         61         61
Increase in marketable securities   (7,000)         -     (7,000)    (7,000)

Increase in stockholder receivable       -     (5,000)         -          -

Decrease in prepaid rent expense     6,750     (4,084)     4,084          -

Services provided to pay for        46,250          -     82,100     82,100
subscribed stock
Stock issued for executive bonuses   1,500          -      1,500      1,500
Net Cash Provided by (used in)      47,561     (9,084)    80,745     76,661
Operating Activities

CASH FLOWS FROM INVESTING
ACTIVITIES:
Increase in loan from shareholder   27,470          -     17,470     12,470
Decrease in loan to shareholder     15,000          -     15,000     15,000
Increase in equipment               (1,507          -     (1,507)    (1,507)
Net Cash used by Investing          40,963          -     30,963     25,963
Activities

CASH FLOWS FROM FINANCING
ACTIVITIES:
Additional paid in capital               -          -    114,848    142,781

Common stock                             -          -        771      2,938

Net Cash used by Financing               -          -    115,619    145,719
Activities

NET INCREASE IN CASH                (3,531)    (9,193)    (9,250)    11,657


CASH, BEGINNING OF PERIOD           15,188          -     20,907         -
CASH, END OF PERIOD
                                  $ 11,657   $ (9,193)  $ 11,657  $ 11,657


SUPPLEMENTAL INFORMATION:
Interest paid                     $      -   $      -   $      -  $      -
Taxes paid                        $      -   $      -   $      -  $      -



 The accompanying independent accountants' report and the notes to financial statements should be
     read in conjunction with these Statements of Cash Flows.


PAGE-9-


                      BLUE STAR COFFEE, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2001


NOTE 1 - ORGANIZATION AND PURPOSE

     Blue Star Coffee, Inc. (a development stage company) was incorporated in the state of Nevada on July 28, 2000. The Company has been organized for the purpose of roasting and selling specialty coffee beans for its retail drive-through and wholesale customers. The Company also plans to sell brewed coffee, expresso-based beverages such as cappuccinos, lattes, mochas and expressos and various blended drinks through company-owned retail locations and franchised retail locations. In addition the Company plans to establish wholesale accounts with businesses and restaurant chains. The Company has had little revenue generating operations to date, and therefore, in accordance to Statement on Financial Accounting Standards No. 7, the Company is considered a development stage company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting

     Blue Star Coffee, Inc.'s policy is to prepare its financial statements on the accrual basis of accounting. The fiscal year end is December 31.

     Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

     Summary of Non-Cash Transactions

     There were non-cash transactions which are discussed in Note 5 and 6.

     Use of Estimates

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

     Income Taxes

     Income taxes are generally provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets for financial and income tax reporting. The


PAGE-10-


                      BLUE STAR COFFEE, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        SEPTEMBER 30, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Company has no tax deferred tax assets and liabilities representing the future tax return consequences of those differences because currently the Company has no material temporary timing differences that give rise to these tax assets and liabilities.

     Fixed Assets

     Fixed assets are stated at cost. Expenditures that materially increase the life of the assets are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized at that time. Depreciation is computed primarily on the straight-line method for financial statement purposes over the following estimated useful lives:

         Vehicles           5 Years
         Office Equipment   5 Years
         Office Fixtures    7 Years
         and Furniture

     Earnings Per Share Calculations

     Earnings per share for any specific period end is calculated by first determining the weighted average number of shares that were outstanding for the period end. The net income
     (loss) for that period end is then divided by the weighted average number of shares outstanding for that period to arrive at earnings per share.

     Advertising

     Advertising costs are to be expensed when incurred.
     Advertising expenses from inception to September 30, 2001 are $0.


NOTE 3 - MARKETABLE SECURITIES

     Cost and fair value of marketable debt and equity securities at September 30, 2001, are as follows:

     Available for Sale Securities     September 30, 2001
     -----------------------------     ------------------
     Equity securities:
     Fair value                                   $7,000
     Total losses in accumulated                       0
     other comprehensive income


PAGE-11-


                      BLUE STAR COFFEE, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        SEPTEMBER 30, 2001


NOTE 3 - MARKETABLE SECURITIES (CONTINUED)

     Net unrealized holding gains / losses on available-for-sale securities in the amount of $0 for the nine months ended
     September 30, 2001, have been included in accumulated other comprehensive income.
NOTE 4 - STOCKHOLDER PAYABLE

     A shareholder has loaned the company $25,470. This amount has been determined to be payable within 12 months, therefore no interest has been imputed.

     A shareholder has loaned the company $2,000. This amount has been determined to be payable within 12 months, therefore no interest has been imputed.

NOTE 5 - RELATED PARTY TRANSACTIONS

     The Company paid one of its shareholders, Arrow Capital Management $27,500 in full for services related to the following activities; site search, marketing research and management fees. The Company also paid Arrow Capital Management an additional $18,500 for services relating to marketing research, including demographic research.

     The Company paid a related party, Newport Advisors $15,000 in full for services related to consulting.

NOTE 6 - STOCKHOLDERS' EQUITY

     Stock Issuances

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

          The Company issued to Ronald Bringham 541,750 shares of
          $0.001 par value common stock in exchange for cash in the amount of $542 of which $542 is considered common stock and there is no additional-paid-in-capital.


PAGE-12-


                      BLUE STAR COFFEE, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        SEPTEMBER 30, 2001

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

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


PAGE-13-


                      BLUE STAR COFFEE, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        SEPTEMBER 30, 2001


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

     On September 30, 2001, three shareholders were issued a total of 1,500,000 shares as a bonus for previous service to the company. These shares were issued at par ($0.001 per share). Ron Davis received 1,000,000, valued at $1,000. Chris Secreto received 250,000 shares, valued at $250. Ronald Bringham received 250,000 shares, valued at $250.

     On September 30, 2001, 505,000 shares of common stock and 100,000 shares of restricted stock were issued to two shareholders in exchange for future services as follows:

          The Company issued 275,000 shares of common stock and 50,000 shares of restricted stock to Scott Bleazard in exchange for $68,800 of future services. Of the total received, $325 is considered common stock and $68,475 is considered additional paid-in capital. Shares were issued in accordance with Regulation S-8 of the Securities Act of 1933 and Section 4(2) of the Securities Act of 1933, respectively.

          The Company issued 230,000 shares of common stock and 50,000 shares of restricted stock to Stephen Brock in exchange for $57,550 of future services. Of the total received, $280 is considered common stock and $57,270 is considered additional paid-in capital. Shares were issued in accordance with Regulation S-8 of the Securities Act of 1933 and Section 4(2) of the Securities Act of 1933, respectively.

     September 30, 2001 - The Company had 5,692,787 shares of
     Common issued and outstanding, held by 89 shareholders of record.

     Stock Subscriptions

     On September 21, 2000, the Company issued 100,000 shares in exchange for a note receivable of $10,000. The amount has been determined to be payable within 12 months, therefore no interest has been imputed.

     Certain stock-for-future services transactions have occurred during the period from inception to March 31, 2001. These future services consist of consulting fees to help the Company develop a business plan and establish its organization and infrastructure. On September 21, 2000, a stockholder contributed $49,600 of rights to the future services in exchange for stock. Another stockholder has promised to provide future services valued at $22,500 in exchange for 150,000 shares of stock. All of the shares related to the prepaid expenses have been issued to the stockholders as of September 30, 2000 and are fully vested and non-forfeitable. All of the services related to these stock subscriptions have been performed and expensed.

     The stock subscriptions of $126,350 consists of consulting fees associated with future services to help the Company maintain and develop its organization and infrastructure. All of the shares related to the prepaid expenses have been issued to the shareholders as of September 30, 2001 and are fully vested and non-forfeitable.


PAGE-14-


                      BLUE STAR COFFEE, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        SEPTEMBER 30, 2001


NOTE 7 - GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which assumes the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue.
     Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a 504 State Registered Offering. Management has also taken measures to reduce expenses significantly.


NOTE 8 - WARRANTS AND OPTIONS

     There are no warrants or options outstanding to acquire any additional shares of common stock that are not disclosed in the equity section of the balance sheet.





PAGE-15-




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

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

     The  safe  harbors of forward-looking statements  provided  by
Section 21E of the Exchange Act are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(d) of such same Act. As the Company has not registered its securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to the Company.

General

     Blue Star Coffee, Inc. is a developmental stage company that seeks to build a chain of drive-through only specialty coffee kiosks designed to serve the specialty coffee consumer in the comfort of his or her automobile. Blue Star Coffee has no intention of opening cafe-style shops, where customers would be able to sit and linger at the location. The facilities from which coffee will be sold will be freestanding structures designed to accommodate two automobiles simultaneously, through a service window on each side of the establishment. The Company's main focus will be on developing company-owned and franchised retail drive-through locations selling brewed coffee, espresso-based beverages (such as cappuccinos, lattes, mochas and espressos), Italian sodas and various blended drinks.

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


PAGE-16-


Results of Operations and Liquidity and Capital Resources

     The Company has not generated any revenues since its inception on July 28, 2000. For the quarter ended September 30, 2001, expenses totaled $92,055, resulting in a net loss of $92,055. Management anticipates that the Company will continue to incur net losses for the next at least nine to 15 months.

     To fund the build-out and initial marketing of it first drive-through location, the Company anticipates that it will need to raise additional working capital through a private or public offering of equity or debt securities. As at September 30, 2001, the Company has not recognized revenue and has accumulated a deficit of approximately $236,686 since inception. Blue Star Coffee's ability to continue as a going concern is contingent upon attaining additional financing, for which there are no formal or informal arrangements. While management of the Company is expending their best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Continuing Operations

     The Company has hereto set forth a timeline and estimated budget. The Company cannot guarantee that it will be able to meet such timeline and remain within its estimated costs. The Company has obtained loans from shareholders totaling of $29,470 to sustain operations temporarily.

     The Company has issued stock for services, to preserve cash for essential operations. On September 30, 2001, three shareholders were issued a total of 1,500,000 shares as a bonus for previous service to the company. Additionally on September 30, 2001, 505,000 shares of common stock and 100,000 shares of restricted stock were issued to two shareholders in exchange for future services. The Company believes the issuance of common stock in lieu of cash allows management to reserve cash for necessary expenditures, such as obtaining land use permits and developing its first store.

     However, if additional funding is not obtained, the Company may be unable to pursue its goal of having its first store fully operational by the start of the second quarter of 2002. If such financing is realized, the Company must execute its plan of operation on a timely basis, as well as assure that its suppliers and contractors meet the same goals, otherwise the Company's expected opening date will be delayed or its expected costs may be elevated.


PAGE-17-



                    PART II - OTHER INFORMATION

                         Item 6. Exhibits

Exhibi  Name and/or Identification of Exhibit
  t
Number

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






PAGE-18-



                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Blue Star Coffee, Inc.
-------------------------------------------------------------------
                     -------------------------
                           (Registrant)



Date:     November 13, 2001



By:  /s/ Ronald A. Davis

     Ronald A. Davis, President






PAGE-19-