Form 10KSB
period 2001-12-31
BLUE STAR COFFEE INC
filed 2002-04-02
CIK 1138173

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 2001

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the Transition Period from __________ to

Commission File Number 000-32745


                     BLUE STAR COFFEE, INC.
         (Name of small business issuer in its charter)

            Nevada                         88-0471353
(State or other jurisdiction of  (I.R.S. employer identification
incorporation or organization)               number)

 500 N Rainbow Blvd, Ste 300,                 89107
         Las Vegas, NV
(Address of principal executive            (Zip code)
           offices)

Issuer's telephone number: (503) 646-6134

Securities Registered Pursuant to Section 12(b) of the Act: NONE

      Title of each class        Name of each exchange on which
                                           registered





Securities Registered Pursuant to Section 12(g) of the Act:

                             COMMON
                        (Title of class)


                        (Title of class)



PAGE-1-



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $419,160 as of March 28, 2002.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State  the  number of shares outstanding of each of the  issuer's classes  of  common  equity, as of the latest  practicable  date.
23,286,650

               DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [X]

                   FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about  the
Company's  business,  financial  condition  and  prospects   that
reflect management's assumptions and beliefs based on information
currently  available.   There  can  be  no  assurance  that   the
expectations indicated by such forward-looking statements will be
realized.   If  any  of  management's  assumptions  should  prove
incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Blue Star Coffee's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's products and services, the Company's ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934.



PAGE-2-



PART I

ITEM 1.  BUSINESS

A.     Business Development and Summary

Blue Star Coffee, Inc., hereinafter referred to as the "Company" or "Blue Star," was organized by the filing of Articles of Incorporation with the Secretary of State in the State of Nevada on July 28, 2000. The Company has never been the subject of any bankruptcy or receivership action.

On February 20, 2002, the Company executed a Common Stock Purchase Agreement with Consumer Capital Holdings, Inc., a Nevada corporation. In accordance with the Agreement, the Company exchanged an aggregate of 19,093,863 newly issued and 1,864,122 previously issued and outstanding Blue Star Coffee, Inc. shares of common stock for an aggregate of 12,989,000 issued and outstanding shares of common stock of CCH.

There has been no other material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets outside the ordinary course of business.

B.     Business of Issuer

1) Principal services and markets

The Company's objective is to become a leading specialty coffee retailer. The Company intends to achieve this goal by (i) consistently selling only the highest quality whole-bean specialty coffees and coffee beverages, (ii) providing a superior level of customer service, and (iii) utilizing a marketing strategy emphasizing the differences between the Company's products and those of its competitors. The Company believes that its commitment to quality will establish a high degree of customer loyalty and repeat business.

Blue Star Coffee's objective is to build a chain of drive-through, with no inside service, specialty coffee shops designed to attract the specialty coffee drinker on the go from the comfort of their automobile. The facilities from which this coffee will be sold will be freestanding buildings designed to accommodate two automobiles simultaneously, through a service window on each side of the establishment. The Company's main focus will be on developing company-owned and franchised retail drive-through locations selling brewed coffee, espresso-based beverages (such as cappuccinos, lattes, mochas and espressos), Italian sodas and various blended drinks. There is no intention of opening cafe style shops, where customers would be able to sit and stay at the location.

Market for Specialty Coffee

The U.S. coffee market consists of two distinct product segments:
(1) commercial ground roast, mass-merchandised coffee and (2) specialty coffees, which include gourmet coffees (premium grade arabica coffees sold in whole bean and ground form) and premium coffees (upscale coffees mass-marketed by the leading coffee companies). Blue Star expects to compete in the latter segment, which, according to the National Coffee Association, has been growing and gaining share of the overall coffee market since 1999.

Research conducted by the National Coffee Association shows that when new consumers enter the specialty coffee market they begin by purchasing flavored coffees. By offering a wide selection of flavored and unflavored coffees, the Company believes, it can attractive a large amount of business and establish a loyal customer base.

2) Distribution methods of the products or services

Drive-Through Concept

The Company believes that its drive-through kiosk concept will offer customers a friendly and inviting setting that conveys a sense of convenience and efficient service. The concept - an evolutionary step in the specialty coffee industry - will capitalize on the increasing popularity of gourmet coffee. Drive-through kiosks will fulfill the consumers' desire for specialty coffee by offering the convenience of drive-through service. The Company's double-sided drive-through kiosks will target the suburban commuter looking for a serving of specialty coffee away from home.



PAGE-3-



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

Merchandising and Marketing

Blue Star's marketing strategy is to differentiate its concept and to create brand-name recognition based on the quality of the Company's coffee products and the image of its kiosks as an efficient means to purchase a cup of coffee on the way to/from work. The Company will promote the distinctive qualities of its products, educate customers about various coffees and roasts and deliver enthusiastic customer service. The Company is planning a comprehensive merchandising, marketing, and image-enhancing program featuring its logo on signs, interiors/exteriors, cups, packaging, promotional pieces, and literature. The program will aim at creating a distinctive brand image and brand awareness as well as providing the consumer with incentives for repeat business. The Company plans to allocate a fixed amount of $15,000 per location for general imaging and public awareness in the first year of each location's operation. The Company has not yet implemented such planned program, although it plans to introduce this program approximately one month prior to opening its store with signs such as "Coming Soon - Quality Coffee" on the fencing surrounding the planned location.

4) Competition

The Company's proposed whole bean coffee products will compete directly against specialty coffees sold at retail level through supermarkets, specialty retailers and a growing number of specialty coffee stores once we establish a retail location. The Company's coffee beverages are expected to compete directly against all restaurant and beverage outlets that serve coffee and a growing number of espresso stands, carts and stores. A number of nationwide coffee manufacturers, such as Kraft General Foods, Proctor & Gamble and Nestle, distribute coffee products in supermarkets and convenience stores, which may serve as substitutes for the Company's possible coffee products. Other specialty coffee companies, including Starbucks, Seattle's Best Coffee, Bucks County, Brothers Gourmet Coffees and Green Mountain Coffee Roasters, sell whole bean coffees in supermarkets and variety and discount stores. Thus, once the Company develops and introduces its products, it expects to compete indirectly against all coffees on the market.

The specialty coffee market in intensely competitive and may become more so because of generally low barriers to entry. The success of Starbucks and national media attention has created growth opportunities for specialty coffee retailing. The industry consists of a small number of large, well-capitalized companies and a large number of small, single-unit operators. The Company believes that, despite an increase in the number of specialty coffee stores, the market is highly fragmented and - with the exception of Starbucks with less than a fifth of all the retail locations - remains relatively unbranded. This fragmented competition is an opportunity for the Company. However, there is a growing number of significant national, regional and local coffeehouse chains operating both owned and franchised outlets.

5)   Raw Materials

Although most coffee trades in the commodity market, coffee of the quality sought by the Company tends to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, political and economic conditions. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee through agreements establishing export quotas or restricting coffee supplies worldwide. The Company's ability to raise sales prices in response to rising coffee prices may be limited and the Company's profitability could be adversely affected if coffee prices were to rise substantially.



PAGE-4-



The Company plans to enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee and bring greater certainty to the cost of sales in future periods. Because of management's experience in the industry, the Company has informal relationships with coffee roasters. The Company has engaged in verbal conversations with potential suppliers of coffee beans. However, there are no formal agreements or commitments for such companies to provide the Company with roasted beans. The Company believes, based on these relationships with such suppliers, the risk of non-delivery on such purchase commitments is remote.

8) Government Approval of Principal Services

Each retail location and roasting facility is and will be subject to licensing and reporting requirements by numerous governmental authorities. These governmental authorities include federal, state, and local health, environmental, labor relations, sanitation, building, zoning, fire and safety departments. Difficulties in obtaining or failure to obtain the necessary licenses or approvals could delay or prevent the development or operation of a given retail location or roasting facility. Any problems that the Company may encounter in renewing such licenses in one jurisdiction may adversely affect the Company's licensing status on a federal, state or local level in other relevant jurisdictions.

Blue Star will also be subject to federal regulation and certain state laws that govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and on provisions concerning the termination or non-renewal of a franchise. Some states require companies to register certain materials before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect the Company's business, financial condition and results of operations.

9) Effect of existing or probable governmental regulations on the business

There   are   extensive  federal,  state,  and  local  government
regulations relating to the development and operation of food service outlets, including laws and regulations relating to

  1.   Building requirements,
  2.   The preparation and sale of food,
  3.   Cleanliness,
  4.   Safety in the workplace, and
  5.   Accommodations for the disabled.

Food service businesses can be adversely affected by litigation and complaints from customers or government authorities resulting from food quality, illness, injury, or other health concerns or operating issues stemming from one store or a limited number of stores, including stores operated by the Company's franchisees. The Company could incur significant liabilities if a lawsuit or claim results in a decision against it, or if litigation costs are excessive regardless of the outcome.

In addition to the laws and regulations relating to the food service industry, the Company is subject to Federal Trade Commission (FTC) regulations and state laws that regulate the offer and sale of franchises. The FTC's Trade Regulation Rule relating to Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures generally requires the Company to give prospective franchisees a franchise offering circular containing information prescribed by the rule. In addition, several states regulate the offer and sale of franchises, require registration of the franchise offering with state authorities before making offers or sales and regulate the franchise relationship by, for example:

  1. Requiring the franchiser to deal with its franchisees in good faith,
  2. Prohibiting interference with the right of free association among franchisees,
  3.   Prohibiting discrimination in fees and charges,
  4.   Regulating the termination of the relationship,
  5.   Requiring repurchase of inventories in some circumstances,
  6.   Restricting non-renewal by the franchiser,
  7. Limiting restrictions on transfers or inheritance of the franchisee's interests, and
  8. Regulating placement of competing units that might adversely affect the franchisee's results.

The Company does not anticipate that these laws will prevent it from seeking franchisees in any given area. The Company believes that its operations will comply in all material respects with the FTC rule and state franchise laws. Any changes to the FTC rule, state franchise laws, or future court or administrative
decisions,   however,   could  affect  the  Company's   franchise
business.



PAGE-5-



The Company's relationship with its employees is also subject to regulation, including

  1.   Minimum wage requirements,
  2.   Anti-discrimination laws,
  3.   Overtime and working conditions, and
  4.   Citizenship requirements.

Many of the Company's employees will be paid hourly rates based upon federal and state minimum wage laws. A continuing trend in legislation increasing the minimum wage will result in higher labor costs for the Company and its franchisees. The Company cannot assure that it or its franchisees will be able to pass additional costs on to customers in whole or in part.

12) Number of total employees and number of full time employees

The Company's officers and directors are currently the only employees of the Company.

C.     Reports to Security Holdings

(1)  Annual reports

Although  BSCF  has  not  been  required  to  do  so,  we  intend
voluntarily to deliver annual reports to security holders.   Such
annual reports will include audited financial statements.

(2)  Periodic reports with the SEC

As of the date of this Registration Statement, we have not been filing periodic reports with the SEC. However, the purpose of this Registration Statement is to become a fully reporting company on a voluntary basis. Hence, BSCF will file periodic reports with the SEC as required by laws and regulations applicable to fully reporting companies.

(3)  Availability of filings

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 2.  PROPERTIES

The Company's principal offices are located at 500 North Rainbow Blvd, Suite 300, Las Vegas, NV 89107, telephone: (503) 646-6134. The Company is leasing the office space pursuant to an agreement that expires in January 2002. The agreement is subject to automatic annual renewal unless explicitly terminated by the parties. The monthly lease payment is approximately $135. The Company believes that this arrangement is suitable given the limited nature of the Company's current operations, and also believes that the Company will not need to lease additional administrative offices in the next twenty-four (24) months. There are currently no proposed programs for the renovation, improvement or development of the facilities currently used by the Company.

As of the date of this Registration Statement, the Company has no retail locations. As the Company moves forward with its business plan, it is likely to acquire/lease real estate lots and properties for its retail operations. However, at this time, the Company has no plans for developing retail locations to disclose.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.



PAGE-6-



                             PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS

A.     Market information

The Company's common stock is currently traded on the Over-the-Counter Bulletin Board under the stock ticker symbol "BSCF." The following table sets forth the monthly high and low prices for the Company's common stock on the OTCBB(R) at the end of each quarter of 2001:

      Quarter Ended    High     Low

     December    31,   $0.18   $0.18
     2001

OTCBB(R) quotations of the Company's Common Stock reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

B.     Holders

As   of  March  28,  2001,  the  Company  had  approximately   87
shareholders of record.

C.     Dividends

The Company has not declared any cash dividends on its common stock since its inception and does not anticipate paying such dividends in the foreseeable future. The Company plans to retain any future earnings for use in its business. Any decisions as to future payments of dividends will depend on the Company's earnings and financial position and such other facts as the board of directors deems relevant. The Company is not limited in its ability to pay dividends on its securities.

D.       Securities   authorized  for   issuance   under   equity
compensation plans

Not applicable.

ITEM  6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN   OF
OPERATION

                   FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-SB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. The forward-looking statements, which are contained in this Form 10-KSB, reflect the Company's current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks the Company may face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, the Company's performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

  1. The Company's ability to maintain, attract and integrate internal management, technical information and management information systems;

  2. The Company's ability to generate customer demand for the Company's products and services;

  3.   The intensity of competition; and

  4.   General economic conditions.



PAGE-7-



All written and oral forward-looking statements made in connection with this Form 10-KSB that are attributable to the Company or persons acting on the Company's behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, investors are cautioned not to place undue reliance on such forward-looking statements.

A.     Plan of Operation

Since our inception on July 28, 2000 through December 31, 2001, we incurred a net loss of $373,993. Our efforts have focused primarily on the development of our plan of operations, implementing our initial business strategy and raising working capital through equity financing.

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

Continuing Operations

The Company has hereto set forth a timeline and estimated budget. The Company cannot guarantee that it will be able to meet such timeline and remain within its estimated costs. The Company has obtained loans from shareholders to sustain operations
temporarily.   In  addition, the Company  has  issued  stock  for
services, to preserve cash for essential operations. The Company believes the issuance of common stock in lieu of cash allows management to reserve cash for necessary expenditures, such as obtaining land use permits and developing its first store.

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

ITEM 7.  FINANCIAL STATEMENTS



PAGE-8-










                     BLUE STAR COFFEE, INC.

                  (A DEVELOPMENT STAGE COMPANY)

                  AUDITED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001












PAGE-9-



                            CONTENTS


INDEPENDENT AUDITOR'S REPORT


FINANCIAL STATEMENTS:

Balance Sheets                                                  1

Statements of Operations,                                       2
Accumulated Deficit, and Other
Comprehensive Income

Statement of Changes in                                         3
Stockholders' Equity

Statements of Cash Flows                                        4

NOTES TO FINANCIAL STATEMENTS:                               5-11










PAGE-10-



                  INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Blue Star Coffee, Inc.:

We have audited the accompanying balance sheets of Blue Star Coffee, Inc. (A Development Stage Company) as of December 31, 2001 and 2000 and the related statements of operations, accumulated deficit, other comprehensive income, changes in stockholders' equity, and cash flows for the periods ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Star Coffee, Inc. (a development stage company) as of December 31, 2001 and 2000, and the result of its operations, accumulated deficit, other comprehensive income and its cash flows for the periods ended December 31, 2001 and 2000, in accordance with generally accepted accounting principles in the United States of America.

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





                              Chavez & Koch, CPA's, Ltd.
March 22, 2002
Henderson, Nevada



PAGE-11-



                     BLUE STAR COFFEE, INC.
                  (A Development Stage Company)
                         BALANCE SHEETS
                AS OF DECEMBER 31, 2001 AND 2000

                             ASSETS
                                          2001         2000
                                       -------------------------
CURRENT ASSETS:
Cash                                          $790      $20,907
Stockholder receivable                           -        5,000
Marketable securities                        7,000            -
Prepaid expenses                                 -        4,084
Total current assets                         7,790       29,991
                                       -------------------------
FIXED ASSETS:
Equipment                                    1,507            -
Less: Accumulated depreciation               (151)            -
Total fixed assets                           1,356            -
                                       -------------------------
TOTAL ASSETS                                $9,146      $29,991
                                       =========================

              LIABILTIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loan from shareholders                     $22,470           $-
Total liabilities                           27,470            -
                                        ------------------------
STOCKHOLDERS' EQUITY:
Common stock; 20,000,000 authorized;        $5,693        2,817
5,692,787 and 2,817,000 issued and
outstanding as of December 31, 2001
and 2000; par value of $0.001
Preferred stock; 5,000,000                       -            -
authorized; none issued and
outstanding as of December 31, 2001;
par value of $0.001
Additional paid in capital                 349,976      109,383
Subscribed stock                                 -     (82,100)
Accumulated deficit in development       (373,993)        (109)
stage
Accumulated other comprehensive                  -            -
income:
       Unrealized gains on
  securities
Total stockholders' equity                (18,324)       29,991
                                        ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'         $9,146      $29,991
EQUITY                                  ========================


   The accompanying independent auditors' report and the notes to financial statements should be
         read in conjunction with these Balance Sheets.



PAGE-12-F1



                     BLUE STAR COFFEE, INC.
                  (A Development Stage Company)
           STATEMENTS OF OPERATIONS, ACCUMLATED DEFICT
                 AND OTHER COMPREHENSIVE INCOME
        FOR THE PERIODS ENDED DECEMBER 31, 2001 AND 2000


                               1/1/2001    Inception
                                  to          to
                              12/31/2001  12/31/2001
                            --------------------------
REVENUES                               $-          $-
COST OF REVENUES                        -           -
Gross profit                            -           -
                            --------------------------
EXPENSES:
General and administrative        122,467     122,567
Professional fees                 249,766     249,766
Executive compensation              1,500       1,500
Depreciation                          151         151
Total expenses                    373,884     373,993

Loss before taxes               (373,884)   (373,993)
                            --------------------------
Income tax expense                      -           -
NET LOSS                        (373,884)   (373,993)

OTHER COMPREHENSIVE INCOME

Unrealized gains on
securities
Unrealized holding gains                -           -
arising during the period
Less reclassified adjustment            -           -
for gains included in net
income                      --------------------------
Net unrealized gains on                 -           -
securities
Income tax expense related to           -           -
other comprehensive income

OTHER COMPREHENSIVE INCOME              -           -

TOTAL COMPREHENSIVE LOSS        (373,884)   (373,993)

ACCUMULATED DEFICIT,                (109)           -
beginning of period         --------------------------

ACCUMULATED DEFICIT, end of    $(373,993)  $(373,993)
period                      ==========================

Weighted average number of      3,933,476   3,383,661
shares outstanding          ==========================

Net loss per share                 (0.10)      (0.11)
                            ==========================


   The accompanying independent auditors' report and the notes to financial statements should be
    read in conjunction with these Statements of Operations, Accumulated Deficit, and Other Comprehensive Income.



PAGE-13-F2



                     BLUE STAR COFFEE, INC.
                  (A Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FROM INCEPTION TO DECEMBER 31, 2001


                 Shares  Value      Add'l       Subscribed Income/
                                   Paid in        Stock    (Loss)
                                Capital/Donated            Accumuled
                                   Capital                 Dev Stage


Issued for cash
July 29, 2000   2,167,000  $2,167   $27,933        $-        $-


Issued for
services
July 29, 2000    150,000    150      22,350    (22,500)       -


Issued for note
receivable
September 21,    400,000    400      49,200    (49,600)       -
2000

Net loss
December 31,           -      -           -          -     (109)
2000

Total
December 31,   2,817,000  2,817     109,383    (82,100)    (109)
2000

Issued for cash
March 30, 2001   770,787    771     114,848          -        -


Issued for
services
March 31, 2001         -      -           -     35,850        -

Issued for
services
September 30,          -      -           -     46,250        -
2001

Issued for
services
September 30,    605,000    605     125,745   (126,350)       -
2001

Issued for
executive
compensation
September 30,  1,500,000  1,500           -          -        -
2001

Issued for
services
December 31,           -      -           -    126,350        -
2001

Net loss
December 31,           -      -           -          -  (373,884)
2001

Total
December 31,   5,962,787  $5,693    $349,976        $-  $(373,993)
2001


   The accompanying independent auditors' report and the notes to financial statements should be
      read in conjunction with this Statement of Changes in
                      Stockholder's Equity.



PAGE-14-F3



                     BLUE STAR COFFEE, INC.
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
        FOR THE PERIODS ENDED DECEMBER 31, 2001 AND 2000

                                 1/1/2001   Inception
                                    to         to
                                 12/31/2001  12/31/2001
                                ------------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                         $(373,884)  $(373,993)

Adjustments to reconcile net
loss to net cash
       from operating
  activities:
Depreciation                           151        151
Services provided to pay for       209,950    209,950
subscribed stock
Increase in marketable             (7,000)    (7,000)
securities
(Increase) Decrease in prepaid       4,084          -
rent expense
Net cash used in operating       (166,699)  (170,892)
activities

CASH FLOWS FROM INVESTING
ACTIVITIES:
Increase in loan from               27,470     27,470
shareholder
Increase (decrease) in loan to       5,000          -
shareholder
Increase in equipment              (1,507)    (1,507)
Net cash provided by (used in)      30,963     25,963
investing activities

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common stock                           771      2,938
Additional paid in capital         114,848    142,781
Net cash provided by financing     115,619    145,719
activities

NET INCREASE IN CASH              (20,117)        790

CASH, BEGINNING OF PERIOD           20,907          -

CASH, END OF PERIOD                   $790       $790

SUPPLEMENTARY INFORMATION:
Interest Paid                           $-         $-
Income taxes paid                       $-         $-



   The accompanying independent auditors' report and the notes to financial statements should be
    read in conjunction with these Statements of Cash Flows.



PAGE-15-F4



                     BLUE STAR COFFEE, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001

NOTE 1 - ORGANIZATION AND PURPOSE

     Blue Star Coffee, Inc. (a Nevada corporation) was incorporated in the state of Nevada on July 28, 2000. The Company has been organized for the purpose of roasting and selling specialty coffee beans for its retail drive-through and wholesale customers. The Company also plans to sell brewed coffee, expresso-based beverages such as cappuccinos, lattes, mochas and expressos and various blended drinks through company-owned retail locations and franchised retail locations. In addition the Company plans to establish wholesale accounts with businesses and restaurant chains. The Company has had little revenue generating operations to date, and therefore, in accordance to Statement on Financial Accounting Standards number 7, the Company is considered a development stage company. See Note 9 - Subsequent Events for more information.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting

     Blue Star Coffee, Inc.'s policy is to prepare its financial statements on the accrual basis of accounting. The fiscal year end is December 31.

     Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

     Summary of Non-Cash Transactions

     There were non-cash transactions, which are discussed in Notes 6.

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

     Income Taxes

     Income taxes are generally provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets for financial and income tax reporting. The Company has no tax deferred tax assets and liabilities representing the future tax return consequences of those differences because currently the Company has



PAGE-16-F5



                     BLUE STAR COFFEE, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     no material temporary timing differences that give rise to these tax assets and liabilities. The company has net operating loss carry forwards as follows:

               Year     Amount   Expiration
               ----    --------  ----------
               2000      $109      2010
               2001    $373,884    2011

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

             Vehicles            5 Years
             Office equipment    5 Years
             Office fixture and  7 Years
             furniture

     Earnings Per Share Calculations

     Earnings per share for any specific period end is calculated by first determining the weighted average number of shares that were outstanding for the period end. The net income
     (loss) for that period end is then divided by the weighted average number of shares outstanding for that period to arrive at earnings per share.

     Advertising

     Advertising  costs are to be expensed when incurred.   There
     were no advertising expenses from inception to December 31, 2001.

NOTE 3 - MARKETABLE SECURITIES

     Cost and fair value of marketable debt and equity securities at December 31, 2001, are as follows:

     Available for Sale Securities           December 31, 2001
     Equity securities:
     Cost                                          $7,000
     Fair value                                    $7,000
                                                  --------
     Total losses in accumulated other               $0
     comprehensive income



PAGE-17-F6




                     BLUE STAR COFFEE, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 3 - MARKETABLE SECURITIES (CONTINUED)

     Net unrealized holding gains / losses on available-for-sale securities in the amount of $0 for the twelve months ended
     December 31, 2001, have been included in accumulated other comprehensive income.
NOTE 4 - STOCKHOLDER PAYABLE

     A  shareholder has loaned the company $25,470.  This  amount
     has   been  determined  to  be  payable  within  12  months,
     therefore no interest has been imputed. The Company will be issuing securities in exchange for the note.

     A  shareholder has loaned the company $2,000.   This  amount
     has   been  determined  to  be  payable  within  12  months,
     therefore no interest has been imputed. The Company will be issuing securities in exchange for the note.

NOTE 5 - RELATED PARTY TRANSACTIONS

     The Company has paid $15,000 to Newport Advisors from inception through December 31, 2001. Newport Advisors is owned and operated by one of the shareholders of the Company. These fees were for business development services provided by Newport Advisors to help set up and organize the Company. These services were provided in addition to the services provided by GoPublicToday.com referred to in Note
     6. These fees have been recorded to and are presented in the professional fee expense line item of the Statement of Operations.

     The Company has paid $46,000 to Arrowhead Asset Management from inception through December 31, 2001. Arrowhead Asset Management is owned and operated by one of the shareholders of the Company. These fees were for market research services provided by Arrowhead Asset Management to determine and establish the Company's marketing strategies. These services were provided in addition to the services provided by GoPublicToday.com referred to in Note 6. These fees have been recorded to and are presented in the professional fee expense line item of the Statement of Operations.

NOTE 6 - STOCKHOLDERS' EQUITY

     A chronological history of Stockholders' Equity is as follows:

     July  28,  2000  - The Company incorporated in  Nevada.  The
     Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

     July 29, 2000 - The Company issued 2,167,000 shares to the three company founders as follows:



PAGE-18-F6



                     BLUE STAR COFFEE, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

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

     July 29, 2000 - The Company issued 150,000 shares of $0.001 par value common stock to GoPublicToday, Inc. in exchange for services rendered in the amount of $22,500. Of the total received, $150 is considered common stock and $22,350 is considered additional paid-in capital. The value of the services is based on prior services provided by GoPublicToday.com, Inc. and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of the services divided by the par value of the shares.

     Shares issued in accordance with Section 4(2) of the Securities Act of 1933.

     September 21, 2000 - The Company issued 100,000 shares of $0.001 par value common stock to GoPublicToday, Inc. in exchange for a non-interest baring balloon note totaling $10,000, which was due and payable on March 21, 2001. Of the total received, $100 is considered common stock and $9,900 is considered additional paid-in capital. The note was extended until September 21, 2001. The value of the services is based on prior services provided by GoPublicToday.com, Inc. and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of the services divided by the par value of the shares. Shares were issued in accordance with Section 4(2) of the Securities Act of 1933.

     September 21, 2000 - The Company issued 400,000 shares of $0.001 par value common stock to Arrowhead Capital Management in exchange for services rendered in the amount of $49,600. Of the total received, $400 is considered common stock and $49,200 is considered additional paid-in capital. The value of the services is based on prior services provided by Arrowhead Capital Management and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of the services divided by the par value of the shares. Shares were issued in accordance with Section 4(2) of the Securities Act of 1933.



PAGE-19-F8



                     BLUE STAR COFFEE, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

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

     On September 30, 2001, 505,000 shares of common stock and 100,000 shares of restricted stock were issued to two shareholders in exchange for future services as follows:

          The Company issued 275,000 shares of common stock and 50,000 shares of restricted stock to Scott Bleazard in exchange for $68,800 of future services. Of the total received, $325 is considered common stock and $68,475 is considered additional paid-in capital. The value of the services is based on prior services provided by Scott Bleazard and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of the services divided by the par value of the
          shares.   Shares were issued in accordance with
          Regulation S-8 of the Securities Act of 1933 and
          Section 4(2) of the Securities Act of 1933, respectively.

          The Company issued 230,000 shares of common stock and 50,000 shares of restricted stock to Stephen Brock in exchange for $57,550 of future services. Of the total received, $280 is considered common stock and $57,270 is considered additional paid-in capital. The value of the services is based on prior services provided by Stephen Brock and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of the services divided by the par value of the
          shares.   Shares were issued in accordance with
          Regulation S-8 of the Securities Act of 1933 and
          Section 4(2) of the Securities Act of 1933, respectively.



PAGE-20-F9



                     BLUE STAR COFFEE, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

     December 31, 2001 - The Company had 5,692,787 shares of
     Common issued and outstanding, held by 89 shareholders of record.

     Stock Subscriptions

     On September 21, 2000, the Company issued 100,000 shares in exchange for a note receivable of $10,000. The amount has been determined to be payable within 12 months, therefore no interest has been imputed. The payable related to this stock subscription has been paid.

     Certain stock-for-future services transactions have occurred during the period from inception to March 31, 2001. These future services consist of consulting fees to help the Company develop a business plan and establish its organization and infrastructure. On September 21, 2000, a stockholder contributed $49,600 of rights to the future services in exchange for stock. Another stockholder has promised to provide future services valued at $22,500 in exchange for 150,000 shares of stock. The value of the services is based on prior services provided by the shareholders and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of the services divided by the par value of the shares. All of the shares related to the prepaid expenses have been issued to the stockholders as of September 30, 2000 and are fully vested and non-forfeitable. All of the services related to these stock subscriptions have been performed and expensed.

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

NOTE 7 - GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which assumes the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a 506 Private Placement Offering. Management has also taken significant measures to reduce expenses.


NOTE 8 - WARRANTS AND OPTIONS

     There are no warrants or options outstanding to acquire any additional shares of common stock that are not disclosed in the equity section of the balance sheet.



PAGE-21-F10



                     BLUE STAR COFFEE, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 9 - SUBSEQUENT EVENTS

     On February 20, 2002, Blue Star Coffee, Inc. (the Company) executed a Common Stock Purchase Agreement with Consumer Capital Holdings, Inc., a Nevada corporation (CCH) involving a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934.

     The Company and/or its designee(s) exchanged an aggregate of 19,093,863 newly issued and 1,864,122 previously issued and outstanding Blue Star Coffee, Inc. shares of common stock for an aggregate of 12,989,000 issued and outstanding shares of common stock of CCH. The shares exchanged in this transaction shall be restricted securities as that term is defined in Paragraph (a)(3) of Rule 144, under the Securities Act of 1933, as amended. Accordingly, an aggregate of 23,286,650 of the Company's shares shall then be issued and outstanding.

     As a result of the foregoing, and the matters ratified and approved by greater than a 50.1% majority of the stockholders of the Company at a special meeting of shareholders the post closing capitalization of the Company's shares is anticipated to be as follows:

Authorized:    60,000,000 shares of par value $0.001 commmon stock

                                   Shares              Percentage
                              ------------------     ---------------
Owned by CCH shareholders             20,957,985              90.00%
Owned by the Company Shareholders      2,328,665              10.00%
                              ------------------     ---------------
Total issued and outstanding          23,286,650             100.00%
                              ==================     ===============

NOTE 10 - RECENT PRONOUNCEMENTS

     During 2001, the Financial Accounting Standards Board released SFAS 142 which is to be applied starting with fiscal years beginning after December 31, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Currently the Company has no acquired goodwill or other intangible assets; therefore, this standard has no effect on the financial statements when adopted.



PAGE-22-F11




                            PART III

ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. The Company's directors and executive officer are as follows:

    Name       Age        Position        Appointed       Term
----------------------------------------------------------------
Ronald A.      56    President and        Inception        1
Davis                CEO, Director       (July 2000)    year(1)

Ronald G.      47    COO, Director        Inception        1
Brigham                                  (July 2000)    year(1)

Christopher    39    Director             August 2,        1
R. Secreto                                   2000       year(1)

Footnotes:
      (1) Directors hold office for one year or until a successor or successors are elected and appointed.

Ronald A. Davis, Treasurer, Secretary and Director, was the Chief Executive Officer for Caffe Diva from 1996 until 2000. Since
1976, he was a business consultant specializing in financial advisory services to startup and early stage companies. During the period from 1976 to 1996, Mr. Davis has owned and developed real estate for himself and others, both as a principal and an agent. Mr. Davis believes this experience has exposed him to the needs and operating problems faced by contractors in the construction trade. His experience in real estate development has assisted the Company in making key leasing decisions. Prior to joining the Company, he held positions with Goldman Sachs & Dean Witter & Co. He earned a Bachelor's of Science Degree in Management and a Master's of Business Administration from the University of Southern California. Mr. Davis provides approximately 50% of his time to our operations. He expects to dedicate approximately 75% of his time as our operations dictate.

Ronald G. Brigham, COO, Director, has over 30 years of operations experience in the fast food and espresso industries. For the previous nine months, Mr. Brigham served as the President and Chief Operations Officer of Coffee Five Corporation. Between 1997 through 2000, under his direction as Chief Operations Officer, the existing store sales at Caffe Diva, another kiosk concept coffee specialty stop, increased over 75%, from $292,000 to over $1,250,000. Mr. Brigham implemented an MIS system integrating Caffee Diva's store level operations into corporate systems. He also streamlined menu offerings, which increased sales volumes and resulted in faster service to the consumer. Previously, Mr. Brigham was a District Manager with Coffee People from 1994-1997 and Director of Operations with McDonald's. He managed multiple franchisees and implemented corporate systems. He received his Bachelor of Science degree from the University of Oregon.

Christopher R. Secreto, Director, has been President of Newport Advisors, Inc. and its predecessor since 1995. Through Newport Advisors, Inc., a merchant and investment banking boutique engaged in raising capital for small and midsize public and private companies, Mr. Secreto advises companies on mergers and acquisitions, asset sales and divestitures, balance sheet restructuring, and public market awareness. For five years, Mr. Secreto worked as a portfolio manager and trader for a $100 million hedge fund dedicated to private equity investments and open market securities trading. During his tenure, the fund completed in excess of 100 private equity investments. Mr. Secreto was also a financial analyst at a major industrial company and began his financial career as a financial consultant at Merrill Lynch. He holds a Bachelor's of Arts in Business Administration with an emphasis on marketing and finance.



PAGE-23-



Directors

Directors  of  the  Company  serve  for  a  one-year  term.   The
Company's bylaws currently provide for a board of directors comprised of a minimum of one director.

Board Committees

The Company currently has no compensation committee or other board committee performing equivalent functions. Currently, the members of the Company's board of directors participate in discussions concerning executive officer compensation.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

ITEM 10.  EXECUTIVE COMPENSATION

The Company does not have employment agreements with its executive officers. The Company continues to have discussions with its attorneys to determine the appropriate terms needed for the creation of employment agreements for its officers. There has been no discussion with any of the Company's officers regarding any potential terms of these agreements, nor have such terms been determined with any specificity. The Company plans to have these agreements completed by the beginning of the next year. The Company has no proposal, understanding or arrangement concerning accrued earnings to be paid in the future. In the meanwhile, all of the Company's executive officers have not been drawing salaries since they were appointed to their positions.

                    Summary Compensation Table

                     Annual              Long-Term Compensation
                  Compensation
             ------------------          -------------------------------------
Name and     Year  Salary Bonus  Other   Restricted  Securities  LTIP     All
Principal            ($)   ($)   Annual    Stock     Underlying  Payouts Other
Position                         Compen-   Awards    Options(#)   ($)    Comp-
                                 sation     ($)                          ensa-
                                  ($)                                    tion
                                                                         ($)

Ronald A. Davis 2001   0    0      0         0           0         0      0
Treasurer,
Secretary and
Director

Ronald G.       2001   0    0      0         0           0         0      0
Brigham
COO, Director

Christopher R.  2001   0    0      0         0           0         0      0
Secreto
President, CEO
and Director

Employment Agreements

The Company currently has no employment agreement with its officers.

Board Compensation

Members of the Company's board of directors do not receive cash compensation for their services as directors, although some directors are reimbursed for reasonable expenses incurred in attending board or committee meetings.



PAGE-24-



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth certain information as of the date of December 31, 2001, with respect to the beneficial ownership of the Common Stock of the Company by (i) each director, (ii) each executive officer, (iii) the directors and officers of the Company as a group, (iv) and each person known by the Company to own beneficially more than five percent (5%) of the Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

         Name and Address of     Amount and
                                   Nature
 Title     Beneficial Owner     of Beneficial     Percent of
  of                                Owner            Class
 Class
--------------------------------------------------------------
Common   Ronald   A.   Davis,    2,083,500          36.60%
         President  and  CEO,
         Director(1)(2)
Common   Ronald  G.  Brigham,      791,750          13.91%
         COO, Director(1)
Common   Christopher       R.      791,750          13.91%
         Secreto, Director(1)
--------------------------------------------------------------
Common   All directors and        3,667,000         64.41%
         named executive
         officers as a group
         (3 persons)
--------------------------------------------------------------
Common   GoPublicToday.com(3)      250,000           4.39%

1) The address of officers and directors in the table is c/o Blue
Star  Coffee, Inc., 500 North Rainbow Blvd, Suite 300, Las Vegas,
NV 89107.

2) Ronald A. Davis, President, CEO and Director of the Company is also the principal of Arrowhead Capital Management Group, which owns 400,000 shares of common stock of Blue Star Coffee. For the purposes of this table, the shares Arrowhead Capital owns has been included in the number of shares controlled by Mr. Davis. The address of Arrowhead Capital Management Group is P.O. Box 681, Portland, OR 97207.

3) Stephen Brock, an individual unaffiliated with the Company, controls GoPublicToday.com. The address of GoPublicToday.com is 1701 Valmora Street, Las Vegas, NV 89102.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 5,692,787 shares of common stock outstanding as of December 31, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ronald A. Davis, President, CEO and Director of the Company is also the principal of Arrowhead Capital Management Group. On September 21, 2000, Blue Star issued 400,000 shares of $0.001 par value common stock to Arrowhead Capital in exchange for services rendered in the amount of $49,600. Shares were issued in accordance with Section 4(2) of the Securities Act of 1933. At the time of issuance, Arrowhead Capital Management Group did not provide any services to Blue Star Coffee. The shares were issued for future services to be provided. As of June 30, 2001, approximately 87% of the services related to the agreement have been provided and Arrowhead Capital has made the appropriate payments to the service provider in accordance with the agreement.

In addition, Mr. Davis borrowed $5,000 in cash from Blue Star Coffee to assist in payment of expenses related to sale of securities in the Company's Regulation D offering, in which he acted as a licensed agent of the issuer. Expenses for which the loan was issued included costs for printing such as paper, ink and envelopes, as well as postage for mailing copies of the prospectus.



PAGE-25-



On July 29, 2000, the Company issued 150,000 shares of $0.001 par value common stock to GoPublicToday.com, Inc., in exchange for services to be rendered in the amount of $22,500. The shares were issued in accordance with Section 4(2) of the Securities Act of 1933. Blue Star Coffee, Inc. engaged GoPublicToday.com, Inc. to provide consulting and document preparation services related to registration of the Company's Regulation D, Rule 504 offering in the State of Nevada and compliance with applicable regulatory provisions.

On September 21, 2000, Blue Star issued 100,000 shares of $0.001 par value common stock to GoPublicToday.com, Inc. in exchange for a non-interest baring balloon note totaling $10,000, which was due and payable on March 21, 2001. The note was extended until September 21, 2001. The shares were issued in accordance with
Section 4(2) of the Securities Act of 1933.

The Company has paid $15,000 to Newport Advisors from inception through December 31, 2001. Newport Advisors is owned and operated by one of the shareholders of the Company. These fees were for business development services provided by Newport Advisors to help set up and organize the Company. These services were provided in addition to the services provided by GoPublicToday.com referred to in Note 6. These fees have been recorded to and are presented in the professional fee expense line item of the Statement of Operations.

The Company has paid $46,000 to Arrowhead Asset Management from inception through December 31, 2001. Arrowhead Asset Management is owned and operated by one of the shareholders of the Company. These fees were for market research services provided by Arrowhead Asset Management to determine and establish the Company's marketing strategies. These services were provided in addition to the services provided by GoPublicToday.com referred to in Note 6. These fees have been recorded to and are presented in the professional fee expense line item of the Statement of Operations.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

A  list  of exhibits required to be filed as part of this  Annual
Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)   Reports on Form 8-K

The Company filed a Form 8-K on March 6, 2002, a period subsequent to the period contained in this report.






PAGE-26-



                           SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE STAR COFFEE, INC.

Date:  March 28, 2002

By:  /s/ Michael A. Barron
     Michael A. Barron
     President and Director













PAGE-27-



                        INDEX TO EXHIBITS

Exhibit   Name and/or Identification of Exhibit
Number

  3    Articles of Incorporation & By-Laws

          (a)  Articles of Incorporation of the Company.*
          (b)  By-Laws of the Company.*

* Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.












PAGE-28-