Form 10QSB
period 2002-03-31
BLUE STAR COFFEE INC
filed 2002-05-21
CIK 1138173

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2002
Or
[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________ Commission File Number: 000-32745

                   Consumer Direct of America
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

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                            23,506,650



PAGE-1-




                      BLUE STAR COFFEE, INC.
                   (A Development Stage Company)


                         Table of Contents
                                                                Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet                                      5

Consolidated Statement of Operations                            7

Consolidated Statement of Changes in Stockholders' Equity       8

Consolidated Statement of Cash Flows                            10

Notes to Consolidated Financial Statements                      12

Item 2. Management's Discussion and Plan of Operation           21

PART II - OTHER INFORMATION

Item 6. Exhibits                                                23

SIGNATURES                                                      24






PAGE-2-






                    CONSUMER DIRECT OF AMERICA
            (formerly known as Blue Star Coffee, Inc.)

                  REVIEW REPORT AND CONSOLIDATED
                       FINANCIAL STATEMENTS

                          MARCH 31, 2002




PAGE-3-





                    CONSUMER DIRECT OF AMERICA
            (formerly known as Blue Star Coffee, Inc.)

                               INDEX


Consolidated Balance Sheet as of March 31, 2002

Consolidated Statement of Operations for the three months ended March 31, 2002

Consolidated Statement of Changes in Stockholders'
Equity for the three months ended
     March 31, 2000

Consolidated Statement of Cash Flows for the three months ended March 31, 2002

Notes to Consolidated Financial Statements










PAGE-4-



                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                    CONSUMER DIRECT OF AMERICA
            (formerly known as Blue Star Coffee, Inc.)

                    CONSOLIDATED BALANCE SHEET

                          MARCH 31, 2002

                            (unaudited)

                    ASSETS

CURRENT ASSETS:
Cash and cash equivalents               $53,681
Accounts receivable                      17,929
Amounts due under licensing             143,333
agreements
Due from affiliates (Note 8)             25,125
Due from stockholders                   148,072
Employee advances                         8,735
Prepaid expenses                          2,662
                                       --------
Total current assets                    399,537

PROPERTY AND EQUIPMENT, net (Note 4)  1,863,820

DEPOSITS                                 30,336
                                       --------
Total assets                          $2,293,693
                                      ==========


    See the accompanying notes to these consolidated financial statements






PAGE-5-




                    CONSUMER DIRECT OF AMERICA
            (formerly known as Blue Star Coffee, Inc.)

                    CONSOLIDATED BALANCE SHEET

                          MARCH 31, 2002

                            (unaudited)

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable, net of deferred interest      $328,527
(Note 11)
Current portion of capital lease               4,664
obligation (Note 6)
Accounts payable                             139,662
Accrued interest payable                      77,025
Other accrued expenses                        92,013
Deferred revenues                             83,000

Total current liabilities                    724,891
                                           ----------
CAPITAL LEASE OBLIGATION, less current         1,805
portion (Note 6)                           ----------

COMMITMENTS AND CONTINGENCIES
(Notes 6, 7 and 11)

STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value
15,000,000 shares authorized
no issued and outstanding                        ---
Common stock; $.001 par value
60,000,000 shares authorized
23,506,650 shares issued and                   23,507
outstanding
Additional paid in capital                  2,896,281
Accumulated deficit                        (1,352,791)
                                           ------------
Total stockholders' equity                   1,566,997
                                           ------------
Total liabilities and stockholders'          $2,293,693
equity                                     ============




    See the accompanying notes to these consolidated financial statements



PAGE-6-



                    CONSUMER DIRECT OF AMERICA
            (formerly known as Blue Star Coffee, Inc.)

               CONSOLIDATED STATEMENT OF OPERATIONS

                            (unaudited)


                                                    Three
                                                    Months
                                                    Ended
                                                  March 31,
                                                     2002
                                                 -------------
REVENUES
Marketing revenues and commissions                   $250,335
Licensing agreements                                  460,330
                                                 -------------
                                                      710,635
                                                 -------------
OPERATING EXPENSES                                          -
Commissions, compensation and benefits expense        633,083
Selling, general and administrative expense           144,250
                                                 -------------
Loss from operations                                 (66,698)
                                                 -------------
NON-OPERATING EXPENSES
Interest expense                                      152,904
Depreciation and amortization                         129,902
                                                 -------------
LOSS BEFORE PROVISION FOR INCOME TAXES              (349,504)

PROVISION FOR INCOME TAXES                                ---
                                                 -------------
NET LOSS                                           $(349,504)
                                                 =============
Basic and diluted loss per common share               $(0.02)
                                                 =============



    See the accompanying notes to these consolidated financial statements



PAGE-7-



                    CONSUMER DIRECT OF AMERICA
            (formerly known as Blue Star Coffee, Inc.)

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 THREE MONTHS ENDED MARCH 31, 2002

                            (unaudited)

           Preferred  Amount  Common   Amount  Additional  Accumulated  Total
            Stock             Stock            Paid-in     Deficit
                                               Capital
------------------------------------------------------------------------------
BALANCE,                $                $                   $
December  3,227,036   3,227 15,328,420 15,328 2,060,196 (1,003,287) 1,075,464
31,2001

CONVERS  (3,227,036) (3,227) 3,227,036  3,227     ---       ---        ---
ION OF
PREFERRED
STOCK
TO COMMON
STOCK

ISSUANCE     ---      ---    1,323,085  1,323     350        ---        1,673
E OF
COMMON
STOCK
FOR
SERVICES

CONVERS      ---      ---    1,079,444  1,080  514,196       ---      515,276
ION OF
PARTICIPATING
INCOME
CERTIFICATES
TO
COMMON STOCK

VALUE        ---      ---        ---     ---   269,460       ---      269,460
OF
WARRANTS
ISSUED
WITH
PAYABLE
NOTES

REORGAN      ---      ---    2,328,665   2,329   6,099       ---        8,428
IZATION
WITH
BLUE
STAR
COFFEE,INC.,
February 20,
2002

ISSUANCE     ---      ---      220,000    220   45,980       ---      46,200
 OF
COMMON
STOCK
FOR
LICENSE
CANCELLATION
AGREEMENT,
March28,
2002

NET          ---      ---         ---     ---            (349,504) (349,504)
LOSS
         -------------------------------------------------------------------
                      $                   $        $         $          $
BALANCE,     ---     ---    23,506,650  23,507 2,896,281 (1,352,791) 1,566,997
 March 31,
2002

    See the accompanying notes to these consolidated financial statements



PAGE-8-



                    CONSUMER DIRECT OF AMERICA
            (formerly known as Blue Star Coffee, Inc.)

               CONSOLIDATED STATEMENT OF CASH FLOWS

                            (unaudited)

                                                   Three Months
                                                     Ended
                                                   March 31, 2002
                                                  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $(349,504)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization                         129,902
Services provided in exchange for issuance of           1,673
common stock
Issuance of common stock for cancellation of           46,200
license agreement
Deferred interest                                      59,748
Changes in operating assets and liabilities
Decrease in accounts receivable                        13,813
Increase in prepaid expenses                          (1,424)
Increase in deposits                                    (235)
Increase in licensing notes receivable              (135,000)
Increase in accounts payable                           41,503
Increase in accrued interest payble                    18,191
Increase in other accrued expenses                     53,261
Decrease in deferred revenues                       (110,000)
                                                  -----------------
Net cash used in operating activities               (231,872)
                                                  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                   (1,703)
Net increase in due from affiliates                  (10,125)
Due from stockholders                                (34,887)
Employee advances                                     (1,935)
                                                  -----------------
Net cash used by investing activities                (48,650)
                                                  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable               334,968
Decrease in capitalized lease obligations             (1,009)
                                                  -----------------
Net cash provided by financing activities             333,959
                                                  -----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS              53,437

CASH AND CASH EQUIVALENTS, beginning of period            244
                                                   -----------------
CASH AND CASH EQUIVALENTS, end of period              $53,681
                                                   =================


    See the accompanying notes to these consolidated financial statements



PAGE-9-



                    CONSUMER DIRECT OF AMERICA
            (formerly known as Blue Star Coffee, Inc.)

         CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

                            (unaudited)

                                                        Three
                                                       Months
                                                       Ended
                                                    March 31, 2002
                                                    ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                  $390
Cash paid during the period for income taxes              $---

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
During the period ended March 31, 2002, the Company issued stock in exchange for services provided valued at $1,673.
During the period ended March 31, 2002, the Company converted $498,000 in "Participating Investment
Certificates" and $17,276 of related interest into common stock.
During the three months ended March 31, 2002, the Company issued warrants to purchase common stock related to the issuance of notes payable giving rise to $269,460 in additional paid-in capital.
On February 20, 2002, the Company reorganized with Blue Star Coffee, Inc. giving rise to $2,329 in common stock and $6,099 in additional paid-in capital.
On March 28, 2002, the Company cancelled a license agreement by issuing 220,000 shares of common stock. The cancellation cost was valued at $46,200.
During the three months ended March 31, 2002, the Company converted 3,227,036 shares of preferred stock into 3,227,036 shares of common stock


    See the accompanying notes to these consolidated financial statements





PAGE-10-



                    CONSUMER DIRECT OF AMERICA
            (formerly known as Blue Star Coffee, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2002


NOTE 1 - COMPANY OPERATIONS

Consumer Direct of America (the "Company") was incorporated in the state of Nevada on May 6, 2001 to operate a series of national marketing centers. The marketing centers utilize state-of-the-art phone and computer systems to provide the Company with the ability to operate numerous marketing campaigns for their customers. Additionally, the Company captures and tracks customer data, producing real-time reports for effective analysis, modifications and redirecting towards other products and services in which their clients may be interested. Currently, the Company maintains call centers in three different locations: Las Vegas, Nevada, Santa Ana, California, and Denver, Colorado.

The Company has experienced net losses since its inception and had an accumulated deficit of approximately $1,353,000 at March 31, 2002. Such losses are attributable to cash losses resulting from costs incurred in the development of the Company's services and infrastructure.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies are summarized as follows:

     Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Consumer Direct, Inc. and Consumer Capital Holding, Inc. All significant inter-company accounts and transactions have been eliminated.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value of Financial Instruments - The Company's financial instruments, including cash and cash equivalents, accounts receivable, amounts due under licensing agreements and accounts payable, are carried at cost which approximates their fair value because of the short-term maturity of these financial instruments. The notes payable are carried at cost which approximates fair value based on current rates at which the Company could borrow funds with similar remaining maturities.



PAGE-11-




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Cash and Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid financial instruments purchased with a maturity of three (3) months or less to be cash equivalents.

     Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or, when applicable, the life of the lease, which range from three to seven
years.   Repairs  and  maintenance to property  and  equipment  are expensed as incurred. When property and equipment is retired or disposed of, the related costs and accumulated depreciation and amortization are eliminated from the accounts and any gain or loss on such disposition is reflected in income.

     Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its carrying amount. The amount of impairment loss, if any, is measured as the difference between net book value of the asset and its estimated fair value.

     Revenue Recognition - Marketing and commission revenues primarily represent revenues derived from the Company's call centers operations. The Company receives either a percentage of the transactions or a fixed fee. Revenues are recorded net. Licensing revenues are recognized over the life of the license agreement.

     Advertising - Advertising costs are charged to operations when incurred.

     Income Taxes - The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the periods in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Net Loss Per Share - The Company computes basic and diluted loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires the Company to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Since the Company incurred a loss for the period presented, the inclusion of common stock equivalents in the calculation of weighted average common shares is anti-dilutive, and therefore there is no difference between basic and diluted loss per share.



PAGE-12-



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Equity Based Compensation - The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB Opinion No. 2, compensation expense is based on the difference, if any, on the date of the grant, between the fair market value of the Company's stock and the exercise price of the option.

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter party's performance is complete or the date on which it is probable that performance will occur.

     Risks and Uncertainties - The Company operates in a highly competitive industry that is subject to intense competition and potential government regulations. The Company's operations are subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated with an emerging business including the potential risk of business failure.

     Recently Issued Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142 Goodwill and Other Intangible
Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also details criteria that intangible assets acquired in a business combination must meet in order to be recognized and reported as assets apart from goodwill. SFAS 142 requires that goodwill and intangibles with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. Since the Company has no purchased goodwill or other intangibles, the adoption of these statements has no current effect on the Company's financial condition or results of operations.


NOTE 3 - BUSINESS COMBINATIONS

     Effective February 20, 2001, in connection with a stock purchase agreement, Blue Star Coffee, Inc., a Nevada Corporation
("BSCF") issued an aggregate of 17,593,863 newly issued and 3,364,122 previously issued and outstanding shares of its common stock at $.001 par value per share in exchange for all of the outstanding shares of the Company, in which the Company became a wholly-owned subsidiary of BSCF based on a conversion ratio of approximately 1.61 shares of BSCF's common stock for each share of the Company's common stock. This reverse merger qualified for a tax-free reorganization and has been accounted for as a recapitalization of the Company and the acquisition of BSCF and its book value.



PAGE-13-




NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at March 31, 2002:

Furniture, fixtures, and equipment                       $195,923
Computer equipment                                      1,339,874
Leasehold improvements                                      1,668
Software                                                  612,083
                                                          -------
                                                        2,149,548
Less: accumulated deprecation and amortization          (285,728)
                                                        ---------
                                                       $1,863,820
                                                       ==========

     Total depreciation and amortization expense for the three month period ended March 31, 2002 was $129,902.

NOTE 5 - INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

     The components of the Company's income tax provision consist of:
                                                        Three
                                                        Months
                                                        Ended
                                                      March 31, 2002
                                                      --------------
Federal taxes (deferred) net operating loss benefit     $146,792
Change in valuation account                            (146,792)
                                                       ---------
                                                            $---
                                                            ----

     Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets as of March 31, 2002 are as follows:

Deferred income tax assets
Net operating loss benefit                             $567,792
Valuation allowance                                   (567,792)
                                                       --------
                                                           $---
                                                          -----



PAGE-14-



NOTE 5 - INCOME TAXES (CONTINUED)

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset amount as of March 31, 2002.

     The Company has federal and state net operating loss carryforwards of approximately $1,000,000 which if not utilized will expire at various times through 2021. For income tax purposes, only a portion of the net operating loss can be utilized in any given year if the Company that has generated the loss has more than fifty percent (50%) change in ownership in a three (3) year period. Accordingly, there may be limitations on the use of the Company's net operating loss caryforwards.


NOTE 6 - CAPITAL LEASE OBLIGATION

     The Company leases certain equipment accounted for as a capital lease. The related asset and obligation have been recorded using the implicit rate computed by the lessor.

     Included in property and equipment at March 31, 2002 is capitalized leased property of $7,478.

     At March 31, 2002, the capital lease obligation consisted of the following:

Lease contract, due in monthly installments of $439,
including interest at 22.91% per annum, secured by         $6,469
equipment, due July 2003.

Less: current portion                                     (4,664)
                                                          -------
                                                           $1,805

     The future minimum lease payments under capital lease obligations are as follows:

Period Ending March 31,                                 Amount
-----------------------                                ----------
2002                                                       $5,676
2003                                                        1,892
                                                            -----
                                                            7,568
Less: amount representing interest                        (1,099)
                                                          -------
                                                           $6,469
                                                          =======

     Total interest paid on the capital lease for the period ended March 31, 2002 was $390.



PAGE-15-



NOTE 7 - OPERATING LEASES

     The Company leases certain property under various operating arrangements that expire over the next four (4) years.

     The  Company  has three business premises leased from  various agents. The leases all have three (3) year terms. Lease expense associated with the buildings totaled $39,934 for the three-months ended March 31, 2002.

     Future minimum lease payments for non-cancelable leases that have initial or remaining non-cancelable terms in excess of one (1) year are as follows:

                                                      Operating
Period Ending March 31,                                 Leases
------------------------                              -----------
2002                                                    $112,768
2003                                                     145,301
2004                                                      76,416
2005                                                       3,444
                                                           -----
Total minimum payments                                  $337,929
                                                        ========

NOTE 8 - RELATED PARTY TRANSACTIONS

     Due From Affiliates - At March 31, 2002, the Company has an amount due for $25,125 from St. Andrews Golf International. St. Andrews Golf International was founded and is owned by a member of the Company's management team who is also a stockholder. The receivable is payable on demand and does not bear interest.

     Licensing Agreements - All of the $460,300 revenue from licensing agreements was derived from stockholders.


NOTE 9 - STOCKHOLDERS' EQUITY

Preferred stock

     The Company's articles of incorporation authorize up to 15,000,000 shares of $.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time and in such quantities the board of directors may determine. All shares of any one series shall be equal in rank and identical in all respects. Preferred stockholders have liquidation preference up to the amount of the original equity investment. Each share of preferred stock is convertible into one share of common stock.

     On February 20, 2002, the Company converted 3,227,036 shares of preferred stock into 3,227,036 shares of common stock. Therefore, as of March 31, 2002, no preferred shares were outstanding.



PAGE-16-



NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

Common stock

     The  Company's  articles  of incorporation  authorized  up  to
60,000,000 share of $0.001 par value common stock. Common stockholders do not have preemptive rights to purchase additional shares of common stock. The common stock carries no conversion rights and is not subject to redemption or to any sinking fund provisions. All shares of common stock are entitled to share equally in dividends from sources legally available thereof when and if declared by the board of directors and, upon liquidation or dissolution of the Company, whether voluntary or involuntary, to share equally in the assets of the Company available for distribution to the common stockholders.

     The Company entered into a Common Stock Purchase Agreement (the "Purchase Agreement") with Blue Star Coffee, Inc., a Nevada corporation ("BSCF") on February 20, 2002. CCH and/or its designee(s) exchanged an aggregate of 12,989,000 issued and outstanding shares of common stock for an aggregate of 17,593,863 newly issued and 3,364,122 previously issued and outstanding BSCF shares of common stock. Accordingly, an aggregate of 23,506,650 shares were then be issued and outstanding.

     During the three month period ended March 31, 2002, the Company issued 1,323,085 common shares for services rendered by certain members of management. The services were valued at $1,673.

     During the three month period ended March 31, 2002 the Company issued 220,000 shares of common stock for the cancellation of a license agreement valued at $46,200.

     During the three month period ended March 31, 2002, the Company converted $498,000 of the "Participating Investment Certificates" (PIC) and $17,276 of related interest into 1,079,444 shares of common stock.


NOTE 10 - LOSS PER SHARE

                                                        Three
                                                        Months
                                                        Ended
                                                      March 31, 2002
Numerator for basic and dilutive loss per common      --------------
share:
Net loss                                              $(349,504)
                                                      ==========
Weighted average common shares outstanding            19,297,053
                                                      ==========
Net loss per common share available to common            $(0.02)
stockholders                                          ==========







PAGE-17-



NOTE 11 - BRIDGE NOTES AND WARRANTS

Bridge Notes

     During the three month period ended March 31, 2002, the Company began issuing Bridge Financing Notes ("The Notes") to obtain up to $1,000,000 in financing. The loans are being issued to assist the Company with its initial public offering. Company assets are being used as collateral to secure the notes. The note terms call for each $100,000 promissory note to be repaid with $110,000 in cash, and warrants worth $100,000. The number of warrants will be determined by the principal amount of the notes issued divided by the stock price on the first day of trading subsequent to the closing of the public offering. As of March 31, 2002 the Company had $540,000 outstanding in bridge notes and had incurred interest charges of $77,025 (related to the notes and the warrants) for the period then ended. Deferred interest of $269,460 which was the value assigned to the warrants related to the notes has been assigned to the notes and is being amortized over the estimated terms of the notes. During the period ended March 31, 2002 $59,748 of deferred interest was amortized and included in interest expense. The remaining deferred interest of $209,712 has been netted against the outstanding principal balances of the notes payable at March 31, 2002.

     Subsequently to March 31, 2002, the Company has obtained approximately $189,000 in additional financing through the issuance of bridge notes.

Warrants

     During the three month period ended March 31, 2002, the Company issued 2,837,556 warrants in connection with the short term bridge notes executed from January 4, 2002 through March 31, 2002. The warrants were issued for the purchase of common stock at $.001 per share. These warrants are exercisable at the option of the warrant holder and expire five years from the date of issuance. An amount of $269,460 based on the Black-Scholes pricing model was included in additional paid-in capital at March 31, 2002 as the estimated value of the warrants.

     The following represents a summary of the warrants outstanding as of March 31, 2002:

                                                        Weighted
                                                        Average
                                              Shares    Exercise
                                                         Price
                                             --------   ---------
Outstanding, January 1, 2002                       ---       $---

Granted                                      2,837,556       .001
Expired/forfeited                                  ---        ---
                                             ---------   ---------
Outstanding, March 31, 2002                  2,837,556      $.001
                                             =========   =========
Weighted  average  fair value  of  warrants                 $.001
granted                                                  =========




PAGE-18-




NOTE 11 - BRIDGE NOTES AND WARRANTS (CONTINUED)

Warrants (continued)

     All of the warrants outstanding at March 31, 2002 had an exercise price and a weighted average price of $.001 and a weighted average remaining contractual life of 4.93 years.

     The value of the warrants issued was estimated by dividing the principal amount of the bridge note issued by the Company's share price on the date of the note. The number of warrants issued in relation to the bridge notes will be determined by the actual stock price on the first day of trading subsequent to the closing of the SB-2 offering.







PAGE-19-



       Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

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

     The  safe  harbors of forward-looking statements  provided  by
Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

General

     Consumer Direct of America provides direct marketing, home financing and value membership services to consumers via a proprietary direct mail/broadcast and outbound call telesales solicitation campaigns. Targeted markets are selected from the nation's top 50 demographic regions. Customer prospect lists are purchased from specialty providers and are merged together to create a specific solicitation campaign with specific information about the prospect's financial profile and how we can benefit the customer. Broadcast calls are launched and prospects begin calling our inbound "800" numbers at our call centers. Calls are routed to a telesales loan officer located at the call centers. Loan applications are taken by the local loan officer and are electronically routed to one of our processing centers. We are an innovator of state of the art technical and financial resources in our mortgage services.

     Effective February 20, 2001, in connection with a stock purchase agreement, Blue Star Coffee, Inc., a Nevada Corporation issued an aggregate of 17,593,863 newly issued and 3,364,122 previously issued and outstanding shares of its common stock at $.001 par value per share in exchange for all of the outstanding shares of Consumer Direct of America, in which Consumer Direct became a wholly-owned subsidiary of Blue Star Coffee based on a conversion ratio of approximately 1.61 shares of Blue Star's common stock for each share of Consumer Direct common stock. This reverse merger qualified for a tax-free reorganization and has been accounted for as a recapitalization of Consumer Direct and the acquisition of Blue Star Coffee and its book value.

Results of Operations

     We generated $710,635 in gross revenues for the first quarter ended March 31, 2002, which consisted of marketing revenues and commissions and licensing agreements. Approximately 35% of our revenues was generated by marketing revenues and commission, as we broadened our base of customers in the competitive local exchange carrier market. Licensing agreements was responsible for about 65% of revenues realized during the first quarter, as we expand our call center locations. Our management expects to grow both areas of its business through the rest of fiscal year 2002.

     Operating expenses for the period was $777,333, resulting in a loss from operations of $66,698. We experienced a net loss of $349,504, or $0.02 per share, for first quarter ended March 31, 2002. Our management expects these expenses to increase as we grow our operations and expand the number of our call centers. However, we are attempting to control expenditures while increasing revenues to attain profitability. We cannot assure you that we will be successful in our goal of generating positive income.



PAGE-20-



Liquidity

     During the first quarter ended March 31, 2002, we had revenues of $710,635 and we incurred an operating loss of $66,698. In addition, as of March 31, 2002, we had only $53,681 of cash and cash equivalents available. Our management believes that this is only sufficient to meet our needs for the next six months. In order to execute our growth strategy and potentially become profitable, we need to secure additional debt or equity funding.

     During the three month period ended March 31, 2002, we began issuing Bridge Financing Notes to obtain up to $1,000,000 in financing. Our assets are being used as collateral to secure the notes. The note terms call for each $100,000 promissory note to be repaid with $110,000 in cash, and warrants worth $100,000. The number of warrants will be determined by the principal amount of the notes issued divided by the stock price on the first day of trading subsequent to the closing of the public offering. As of March 31, 2002 we had $540,000 outstanding in bridge notes and had incurred interest charges of $77,025 (related to the notes and the warrants) for the period then ended. Deferred interest of $269,460 which was the value assigned to the warrants related to the notes has been assigned to the notes and is being amortized over the estimated terms of the notes. During the period ended March 31, 2002 $59,748 of deferred interest was amortized and included in interest expense. The remaining deferred interest of $209,712 has been netted against the outstanding principal balances of the notes payable at March 31, 2002.

     During the three month period ended March 31, 2002, we issued 2,837,556 warrants in connection with the short term bridge notes executed from January 4, 2002 through March 31, 2002. The warrants were issued for the purchase of common stock at $.001 per share. These warrants are exercisable at the option of the warrant holder and expire five years from the date of issuance. All of the warrants outstanding at March 31, 2002 had an exercise price and a weighted average price of $.001 and a weighted average remaining contractual life of 4.93 years.

     The value of the warrants issued was estimated by dividing the principal amount of the bridge note issued by the Company's share price on the date of the note. The number of warrants issued in relation to the bridge notes will be determined by the actual stock price on the first day of trading subsequent to the closing of the SB-2 offering.




PAGE-21-



                    PART II - OTHER INFORMATION

                         Item 6. Exhibits

Exhibit  Name and/or Identification of Exhibit
Number

  3     Articles of Incorporation & By-Laws

             (a) Articles of Incorporation. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

             (b) By-Laws of the Company. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.








PAGE-22-




                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Consumer Direct of America
                          (Registrant)

                    By: /s/ Michael A. Barron
                        Michael A. Barron
                            President

     In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

     Signature               Title                  Date

   /s/ Michael A.          President            May 20, 2002
       Barron
 Michael A. Barron

   /s/ Richard H.       Chief Financial         May 20, 2002
     Moskowitz              Officer
Richard H. Moskowitz

   /s/ Lee Shorey          Secretary            May 20, 2002
     Lee Shorey





PAGE-23-