Form 10QSB/A
period 2002-03-31
BLUE STAR COFFEE INC
filed 2002-05-23
CIK 1138173

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
For the transition period from ____________ to _____________ Commission File Number: 000-32745

                   Consumer Direct of America
     (Exact name of registrant as specified in its charter)

            Nevada                          88-0471353
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)


1506 North Clinton Street, Suite B
Santa Ana, CA                                  92703
(Address of principal executive offices)     (Zip Code)

                         (714) 265-3920
      (Registrant's telephone number, including area code)

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



PAGE-1-




                      Consumer Direct of America
              (formally known as Blue Star Coffee, Inc.)


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