Form 10QSB
period 2002-06-30
CONSUMER DIRECT OF AMERICA
filed 2002-09-20
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002
Or

[   ] TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
Commission File Number: 000-32745

Consumer Direct of America

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0471353 (I.R.S. Employer Identification No.)

20 Corporate Park, Suite 285, Irvine, CA (Address of principal executive offices)	92606 (Zip Code)

(949) 260-1801
(Registrant’s telephone number, including area code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The number of shares of the Registrant’s Common Stock outstanding as of
September 18, 2002 was 25,506,650 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X ]

Consumer Direct of America

QUARTERLY REPORT ON FORM 10-QSB

		Page
PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Consolidated Balance Sheet (Unaudited)	3

	Consolidated Statement of Operations (Unaudited)	5

	Consolidated Statement of Cash Flows (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	8

ITEM 2.	Management’s Discussion: Plan of Operations, Operating Results and Analysis of Financial Condition	17

PART II — OTHER INFORMATION

ITEM 6.	Exhibits	20

SIGNATURES		21

CERTIFICATIONS		22

CONSUMER DIRECT OF AMERICA

CONDENSED CONSOLIDATED BALANCE SHEET

JUNE 30, 2002
(unaudited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$48,918

Accounts receivable	76,021

Amounts due under licensing agreements	201,497

Due from stockholders and affiliates	177,447

Employee advances	9,259

Prepaid expenses	4,463

Total current assets	517,605

LOANS AND AMOUNTS DUE FROM AFFILIATES	88,825

PROPERTY AND EQUIPMENT, net	1,845,204

OTHER ASSETS	30,229

GOODWILL	1,351,597

Total assets	$3,833,460

See the accompanying notes to these condensed consolidated financial statements

CONSUMER DIRECT OF AMERICA

CONDENSED CONSOLIDATED BALANCE SHEET

JUNE 30, 2002
(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Bridge notes payable, net of deferred interest	$779,679

Due to affiliates	157,987

Current portion of amounts due under acquisition agreement, net of deferred interest	280,098

Current portion of capital lease obligation	4,936

Accounts payable	326,537

Accrued interest payable	61,096

Other accrued expenses	211,475

Deferred revenues	41,500

Total current liabilities	1,863,308

CAPITAL LEASE OBLIGATION, less current portion	464

Long-term portion of amounts due under acquisition agreement, net of deferred interest	23,633

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value 15,000,000 shares authorized, no shares issued and outstanding	—

Common stock, $.001 par value 60,000,000 shares authorized 25,506,650 shares issued and outstanding	25,507

Additional paid-in capital	4,104,174

Accumulated deficit	(2,183,626)

Total stockholders’ equity	1,946,055

Total liabilities and stockholders’ equity	$3,833,460

See the accompanying notes to these condensed consolidated financial statements

CONSUMER DIRECT OF AMERICA

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

		Period May 16,
	Three-Months	(inception)	Six Months
	Ended	Through	Ended
	June 30, 2002	June 30, 2001	June 30, 2002

REVENUES

Marketing revenues and commissions	$399,406	$18,363	$649,741

Licensing agreements	95,050	25,000	555,350

Loan origination	774,080	—	774,080

Rental income	9,875	—	9,875

	1,278,411	43,363	1,989,046

OPERATING EXPENSES

Loan commissions	694,171	—	694,171

Compensation and benefits expense	434,899	43,972	1,067,982

Selling, general and administrative expense	592,938	32,806	737,188

Loss from operations	(443,597)	(33,415)	(510,295)

OTHER EXPENSES

Interest expense	257,049	—	409,953

Depreciation and amortization	133,170	261	263,072

LOSS BEFORE PROVISION FOR INCOME TAXES	(833,816)	(33,676)	(1,183,320)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(833,816)	$(33,676)	$(1,183,320)

Basic and diluted loss per common share	$(0.04)	$(0.02)	$(0.05)

Basic and diluted weighted average shares outstanding	24,039,983	1,466,667	21,691,905

See the accompanying notes to these condensed consolidated financial statements

CONSUMER DIRECT OF AMERICA

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

		Period May 16,
	Six Months	(inception)
	Ended	Through
	June 30, 2002	June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,180,339)	$(33,676)

Adjustments to reconcile net loss to net cash used in operating activities Depreciation and amortization	263,072	261

Services provided in exchange for issuance of common stock	1,673	—

Issuance of common stock for cancellation of license agreement	46,200	—

Deferred interest	324,068	—

Changes in operating assets and liabilities Accounts receivable	(44,279)	—

Prepaid expenses	(3,225)	(6,838)

Deposits	(128)	(8,140)

Amounts due under licensing agreements	(281,989)	—

Accounts payable	228,378	55,236

Accrued interest payable	2,262	—

Other accrued expenses	172,723	(7,657)

Deferred revenues	(151,500)

Net cash used in operating activities	(623,084)	(814)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(44,277)	(51,442)

Due from stockholders and affiliates	(49,262)	—

Employee advances	(2,459)	—

Cash paid in business acquisition	(100,000)	—

Net cash used in investing activities	(195,998)	(51,442)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	—	2,200

Proceeds from issuance of notes payable	869,834	54,150

Increase (decrease) in capitalized lease obligations	(2,078)	8,389

Net cash provided by financing activities	867,756	64,739

See the accompanying notes to these condensed consolidated financial statements

CONSUMER DIRECT OF AMERICA

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

		Period May 16,
	Six Months	(inception)
	Ended	Through
	June 30, 2002	June 30, 2001

NET INCREASE IN CASH AND CASH EQUIVALENTS	48,674	12,483

CASH AND CASH EQUIVALENTS, beginning of period	244	—

CASH AND CASH EQUIVALENTS, end of period	$48,918	$12,483

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest	$—	$—

Cash paid during the period for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

During the period ended June 30, 2002, the Company issued stock in exchange for services provided valued at $1,673.

During the period ended June 30, 2002, the Company converted $498,000 in “Participating Investment Certificates” and $17,276 of related interest into common stock.

During the six months ended June 30, 2002, the Company issued warrants to purchase common stock relating to the issuance of notes payable giving rise to $492,210 in additional paid-in capital.

On February 20, 2002, the Company reorganized with Blue Star Coffee, Inc. giving rise to $2,329 in common stock and $6,099 in additional paid-in capital.

On March 28, 2002, the Company cancelled a license agreement by issuing 220,000 shares of common stock. The cancellation cost was valued at $46,200.

During the six months ended June 30, 2002, the Company converted 3,227,036 shares of preferred stock into 3,227,036 shares of common stock.

During the six months ended June 30, 2002, the Company issued 2,000,000 shares of common stock valued at $1,087,143 and assumed $295,552 of obligations due under an acquisition agreement net of deferred interest in conjunction with a business acquisition.

See the accompanying notes to these condensed consolidated financial statements

CONSUMER DIRECT OF AMERICA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

NOTE 1 – BASIS OF ACCOUNTING

         The accompanying unaudited condensed consolidated financial statements of Consumer Direct of America (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

         Operating results for the periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 8-K/A dated May 14, 2002 for the period ended December 31, 2001.

NOTE 2 – COMPANY OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consumer Direct of America (the “Company”) was incorporated in the state of Nevada on May 16, 2001 to operate a series of national marketing centers. The marketing centers utilize state-of-the-art phone and computer systems to provide the Company with the ability to operate numerous marketing campaigns for their customers. Additionally, the Company captures and tracks customer data, producing real-time reports for effective analysis, modifications and redirecting towards other products and services in which their clients may be interested. Currently, the Company maintains call centers in two different locations: Las Vegas, Nevada, and Denver, Colorado. The Company’s corporate headquarters are in Irvine, California. The Company recently acquired mortgage brokerage and real estate services enterprises located in Las Vegas, Nevada.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $1,183,320 during the six months ended June 30, 2002. In addition, as of June 30, 2002, the Company has a working capital deficiency of $1,345,703. Although a substantial portion of the Company’s cumulative net loss is attributable to non-cash operating expenses, management believes that it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever. In addition the Company has liabilities from underpayment of payroll taxes (See Note 8) and has subsequently defaulted on approximately $786,000 of its notes payable. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 2 – COMPANY OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Management is attempting to raise additional equity and debt financing to sustain operations until it can market its services, expand its customer base, and achieve profitability. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

         The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The significant accounting policies are summarized as follows:

         Basis of Presentation – The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

         Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Fair Value of Financial Instruments – The Company’s financial instruments, including cash and cash equivalents, accounts receivable, amounts due under licensing agreements and accounts payable, are carried at cost which approximates their fair value because of the short-term maturity of these financial instruments. The notes payable are carried at discounted values which approximate fair value based on current rates at which the Company could borrow funds with similar remaining maturities.

         Cash and Cash Equivalents – For purposes of the condensed consolidated balance sheet and condensed consolidated statement of cash flows, the Company considers all highly liquid financial instruments purchased with a maturity of three (3) months or less to be cash equivalents.

         Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or, when applicable, the life of the lease, which range from three to seven years. Repairs and maintenance to property and equipment are expensed as incurred. When property and equipment is retired or disposed of, the related costs and accumulated depreciation and amortization are eliminated from the accounts and any gain or loss on such disposition is reflected in income.

NOTE 2 – COMPANY OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Impairment of Long-Lived Assets – The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its carrying amount. The amount of impairment loss, if any, is measured as the difference between net book value of the asset and its estimated fair value.

         Goodwill – The Company has adopted Statement of Financial Accounting Standards No. 142 which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under the provisions of SFAS 142 goodwill is no longer required to be amortized but is subject to periodic testing for impairment.

         The Company evaluates the recoverability of its long-lived assets in accordance with Financial Accounting Standards Board Statement (“FAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Company assesses the impairment of goodwill and other long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when management’s estimates of discounted future operating cash flows expected to result from the use of the asset is less than its carrying amount.

         The evaluation of the recoverability of goodwill is significantly affected by management’s estimates of future operating cash flows from each of the Company’s acquired businesses to which the goodwill relates. If, in future periods, estimates of the present value of future operating cash flows decrease, the Company would be required to further write-down its goodwill and other long-lived assets. Any such write-down could have a material adverse effect on the Company’s financial position and results of operations. The Company will continue to closely monitor its remaining goodwill and other long-lived assets.

         Revenue Recognition – Marketing and commission revenues primarily represent revenues derived from the Company’s call centers operations. The Company receives either a percentage of the transactions or a fixed fee. Revenues are recorded net. Licensing revenues are recognized over the life of the license agreement.

         Advertising – Advertising costs are charged to operations when incurred.

         Income Taxes – The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the periods in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

NOTE 2 – COMPANY OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Net Loss Per Share – The Company computes basic and diluted loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires the Company to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Since the Company incurred a loss for the period presented, the inclusion of common stock equivalents in the calculation of weighted average common shares is anti-dilutive, and therefore there is no difference between basic and diluted loss per share.

         Equity Based Compensation – The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB Opinion No. 2, compensation expense is based on the difference, if any, on the date of the grant, between the fair market value of the Company’s stock and the exercise price of the option.

         The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter party’s performance is complete or the date on which it is probable that performance will occur.

         Risks and Uncertainties – The Company operates in a highly competitive industry that is subject to intense competition and potential government regulations. The Company’s operations are subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated with an emerging business including the potential risk of business failure.

         Recently Issued Accounting Pronouncements – In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30 for classification as an extraordinary item shall be reclassified. The provisions of SFAS 145 are effective for transactions occurring after May 15, 2002 with early adoption encouraged. The Company does not expect SFAS 145 to have material impact on its financial statements.

NOTE 3 – BUSINESS COMBINATIONS

         Effective February 20, 2001, in connection with a stock purchase agreement, Blue Star Coffee, Inc., a Nevada Corporation (“BSCF”) issued an aggregate of 17,593,863 newly issued and 3,364,122 previously issued and outstanding shares of its common stock at $.001 par value per share in exchange for all of the outstanding shares of the Company, in which the Company became a wholly-owned subsidiary of BSCF based on a conversion ratio of approximately 1.61 shares of BSCF’s common stock for each share of the Company’s common stock. This reverse merger qualified for a tax-free reorganization and has been accounted for as a recapitalization of the Company and the acquisition of BSCF and its book value.

         Effective June 6, 2002, the Company acquired Lending Services Corporation (“Lending Services”) and Las Vegas Realty (“LV Realty”), in a business combination accounted for as a purchase. Lending Services is a mortgage company that originates loans primarily in Las Vegas, Nevada. LV Realty is a realty service company that primarily operates in Las Vegas, Nevada. The Company issued 2,000,000 shares of common stock, made a cash payment of $100,000 and is obligated to issue $688,000 worth of common stock payable on a monthly basis through June, 2004 in consideration for 100% of the issued and outstanding shares of common stock of Lending Services and LV Realty. The fair market value of the 2,000,000 shares of common stock issued in conjunction with the acquisition was $1,087,143 (based on the average closing bid price of the Company’s common stock for the three days before and three days after the acquisition date). In addition to the common stock issued and the cash, the $688,000 of common stock to be issued on a monthly basis was discounted to the present value of the obligation based on the current rates which the Company could borrow funds with similar remaining maturities. The total purchase price was $1,482,696.

         The acquisition of Lending Services and LV Realty can be summarized as follows:

Assets acquired	$235,178

Liabilities assumed	(104,079)

Fair value of net assets acquired	131,099

Fair value of consideration tendered	(1,482,696)

Goodwill assigned to acquisition	$1,351,597

         The results of operations of Lending Services and LV Realty are included in the accompanying condensed consolidated financial statements from June 6, 2002.

NOTE 4 – RELATED PARTY TRANSACTIONS

         Due From Stockholders and Affiliates – At June 30, 2002, the Company has an amount due of approximately $29,000 from St. Andrews Golf International. St. Andrews Golf International was founded and is owned by a member of the Company’s management team who is also a stockholder. The receivable is payable on demand and does not bear interest. In addition the Company has advanced approximately $148,000 to 21st Century Financial Systems which is a stockholder. The Company also has an amount due of approximately $89,000 from one of its directors who is also a stockholder which is included in long-term loans and amounts due from affiliates. This amount was acquired with the business acquisition of Lending Services Corporation.

NOTE 4 – RELATED PARTY TRANSACTIONS (CONTINUED)

         Licensing Agreements – All of the $555,350 revenue from licensing agreements was derived from stockholders.

         Due To Affiliates – At June 30, 2002 the Company has approximately $158,000 due to stockholders which is included in due to affiliates. The amounts represent advances and have no repayment terms.

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred stock

         The Company’s articles of incorporation authorize up to 15,000,000 shares of $.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time and in such quantities the board of directors may determine. All shares of any one series shall be equal in rank and identical in all respects. Preferred stockholders have liquidation preference up to the amount of the original equity investment. Each share of preferred stock is convertible into one share of common stock.

         On February 20, 2002, the Company converted 3,227,036 shares of preferred stock into 3,227,036 shares of common stock. Therefore, as of June 30, 2002, no preferred shares were outstanding.

Common stock

         The Company’s articles of incorporation authorized up to 60,000,000 share of $0.001 par value common stock. Common stockholders do not have preemptive rights to purchase additional shares of common stock. The common stock carries no conversion rights and is not subject to redemption or to any sinking fund provisions. All shares of common stock are entitled to share equally in dividends from sources legally available thereof when and if declared by the board of directors and, upon liquidation or dissolution of the Company, whether voluntary or involuntary, to share equally in the assets of the Company available for distribution to the common stockholders.

         During the six month period ended June 30, 2002, the Company issued 1,323,085 common shares for services rendered by certain members of management. The services were valued at $1,673.

         The Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Blue Star Coffee, Inc., a Nevada corporation (“BSCF”) on February 20, 2002. CCH and/or its designee(s) exchanged an aggregate of 12,989,000 issued and outstanding shares of common stock for an aggregate of 17,593,863 newly issued and 3,364,122 previously issued and outstanding BSCF shares of common stock. Accordingly, an aggregate of 23,286,650 shares were then be issued and outstanding.

         During the six month period ended June 30, 2002 the Company issued 220,000 shares of common stock for the cancellation of a license agreement valued at $46,200.

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common stock (continued)

         During the six month period ended June 30, 2002, the Company converted $498,000 of the “Participating Investment Certificates” (PIC) and $17,276 of related interest into 1,079,444 shares of common stock.

         During the six month period ended June 30, 2002, the Company issued 2,000,000 shares of common stock in conjunction with its acquisition of Lending Services and LV Realty.

NOTE 6 – BRIDGE NOTES AND WARRANTS

Bridge Notes

         During the six month period ended June 30, 2002, the Company began issuing Bridge Financing Notes (“The Notes”) to obtain up to $1,000,000 in financing. The loans are being issued to assist the Company with its initial public offering. Company assets are being used as collateral to secure the notes. The note terms call for each $100,000 promissory note to be repaid with $110,000 in cash, and warrants worth $100,000. The number of warrants will be determined by the principal amount of the notes issued divided by the stock price on the first day of trading subsequent to the closing of the public offering. As of June 30, 2002 the Company had $966,000 outstanding in bridge notes and had incurred interest charges of $401,774 (related to the notes and the warrants) for the period then ended. Deferred interest of $492,210 which was the value assigned to the warrants related to the notes has been assigned to the notes and is being amortized over the estimated terms of the notes. During the period ended June 30, 2002 $305,889 of deferred interest was amortized and included in interest expense. The remaining deferred interest of $186,321 has been netted against the outstanding principal balances of the notes payable at June 30, 2002.

Warrants

         During the six month period ended June 30, 2002, the Company issued 3,858,935 warrants in connection with the short term bridge notes executed from January 4, 2002 through June 30, 2002. The warrants were issued for the purchase of common stock at $.001 per share. These warrants are exercisable at the option of the warrant holder and expire five years from the date of issuance. An amount of $492,210 based on the Black-Scholes pricing model was included in additional paid-in capital at June 30, 2002 as the estimated value of the warrants.

         The following represents a summary of the warrants outstanding as of June 30, 2002:

		Weighted Average
	Shares	Exercise Price

Outstanding, January 1, 2002	—	$—

Granted	3,858,935	.001

Expired/forfeited	—	—

Outstanding, June 30, 2002	3,858,935	$.001

NOTE 6 – BRIDGE NOTES AND WARRANTS (CONTINUED)

Warrants (continued)

         All of the warrants outstanding at June 30, 2002 were exercisable and had an exercise price and a weighted average price of $.001 and a weighted average remaining contractual life of 4.81 years.

         The number of the warrants issued was estimated by dividing the principal amount of the bridge note issued by the Company’s share price on the date of the note. Effective September 7, 2002, the warrants issued were converted according to the bridge note agreement to $2 per share based on the outstanding principal balance. Upon this conversion, the warrants outstanding at June 30, 2002 have been reduced by 3,375,935 to 483,000.

NOTE 7 – AMOUNTS DUE UNDER ACQUISITION AGREEMENT

         The Company has an obligation under the acquisition agreement associated with the purchase of Lending Services and LV Realty to issue stock or cash on a monthly basis through June, 2004. The payments are due as follows:

         Commencing July 1, 2002 payments of $45,333 a month in common stock through June, 2003 to the seller. The shares will be based on the closing price per share of the last trade on that day. The seller may elect to receive $15,000 in cash, on a monthly basis with the balance in common stock reduced by such amount. The total obligation of $544,000 has been discounted to present value, which resulted in deferred interest of $266,738. During the period ended June 30, 2002 $2,836 of deferred interest was amortized and included in interest expense.

         Commencing July 6, 2003 payments of $12,000 a month in common stock through July 6, 2004 to the seller. The shares will be based on the closing price per share of the last trade on that day. The seller may elect to receive the $12,000 in cash in lieu of common stock. The total obligation of $144,000 has been discounted to present value, which resulted in deferred interest of $125,709. During the period ended June 30, 2002, $5,432 of deferred interest was amortized and included in interest expense.

NOTE 8 – CONTINGENCIES

Notes Payable

         The Company has approximately $786,000 of Bridge Notes that have subsequently not been paid on their maturity date. Although the note holders have not called the notes the Company is in default on the note agreements. The Company is currently negotiating with the note holders to extend the maturity date six months or convert the note balances into common stock. The Company is also seeking additional financing.

NOTE 8 – CONTINGENCIES (CONTINUED)

Accrued Payroll Taxes

         The Company has recorded an accrual for past due payroll taxes as of June 30, 2002 due to the underpayment of the Company’s payroll tax liability. As a result, the Company has accrued approximately $110,000 including penalties and interest of $10,000 related to payroll taxes under accrued expenses in the accompanying condensed consolidated balance sheet at June 30, 2002.

ITEM 2. Management’s Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about the business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within management’s control which may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, management’s ability to raise capital in the future, the retention of key employees and changes in the regulation of industries in which we deal.

There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

General

Consumer Direct of America (CDIT:OTCBB) operates a series of national marketing centers, housing state-of-the-art phone and computer systems, which provide the company with the ability to execute numerous marketing campaigns for customers - inbound, outbound, and broadcast. Marketing centers are located in our newly expanded Las Vegas, Nevada location (13,000 sq ft - 200 Seats) and Denver, Colorado (3,000 sq ft - 30 seats) with the Company’s headquarters in Irvine, California (3,575 sq ft.). Through our recently acquired wholly owned subsidiary Las Vegas Mortgage, the Company also operates a 7,000 sq. ft. mortgage-processing center in Las Vegas with six branch mortgage locations.

The Company utilizes its locations to operate three synergistic and complimentary business units:

Direct Marketing Group — develops and executes business-to-business telesales marketing programs for client products and services including, local and long distance switching, credit card verification, warrantee subscription, insurance sales, and customer care.

Financial Services Group — employs over 200 residential mortgage professionals with closed loan volume of $246 million in 2001. This group is already the leading mortgage broker in Nevada with eight branch locations and plans to add five new branch offices in Southern Nevada by the end of FY 2002 and expansion into the Western U.S. by next year.

Membership Services Group — successfully markets two value/savings membership programs to homeowners and golfers. HomeAdvantage(tm) provides member discounts on various products and services as well as serves as the Company’s client membership center. The St Andrews international Golf Association provides a similar savings package for golfers.

As of July 1, 2002, CDIT had 347 employees with specialties in telesales, technology, call center management, mortgage finance, finance and administration. Consumer Direct of America provides direct marketing, home financing and value membership services to consumers via proprietary direct mail/broadcast and outbound call telesales solicitation campaigns. Targeted markets are selected from the nation’s top 50 demographic regions. Customer prospect lists are purchased from specialty providers and are merged together to create a specific solicitation campaign with specific information about the prospect’s financial profile and how we can benefit the customer. Broadcast calls are launched and prospects begin calling our inbound “800” numbers at our call centers. Calls are routed to a telesales loan officer located at the call centers or net branches. Loan applications are taken by the local loan officer and are electronically routed to one of our processing centers. We are an innovator of state of the art technical and financial resources in our mortgage services.

Effective June 6, 2002, in connection with a stock purchase agreement, Consumer Direct of America acquired Lending Services Corporation, a Nevada Corporation dba Las Vegas Mortgage for $100,000 in cash and an aggregate of 2 million newly issued shares of its common stock at closing plus twelve consecutive monthly payments starting July 1, 2002 of $45,333 (up to $15,000 per month in cash with the balance to be paid in newly issued common stock based on market prices at the time of issuance) and $12,000 per month in either cash or newly issued common stock of the company for one year starting July 6, 2003. Pursuant to current accounting standards, these deferred payments over the first two years following the acquisition totaling $688,000 (despite having no stated interest rate for the obligation) included implicit interest expense on the Closing Date adding up to $392,447 (netted against these future payments and put on our balance sheet as current and long-term amounts due under acquisition agreement), implying an annual effective interest rate of 301.3 percent. Following the acquisition, Lending Services Corporation became a wholly owned subsidiary of Consumer Direct of America.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2002

We generated $1,278,411 in gross revenues for the three months ended June 30, 2002 from our call centers, licenses and the first month of operations from the mortgage and real estate businesses we acquired during the quarter. Approximately $495,000 was earned by our call centers ($399,406) and licenses ($95,050) with the remaining balance of approximately $784,000 coming from our mortgage business during our first month of ownership. Marketing revenues and commissions from our call centers rose $149,071 or 59.6 percent in the second quarter compared to the first quarter ended March 31, 2002 due to the continued growth in our marketing campaigns for Competitive Local Exchange Carriers (CLECs). Licensing revenue expectedly fell in the quarter ended June 30, 2002 by approximately $365,000 as we wound down our licensing arrangements. Going forward, Management expects to continue to use its call centers to market products and services for third parties, including creditworthy CLECs, but to use an increasing portion of its call center space particularly in Las Vegas, NV to aggressively market the services of our mortgage company in Nevada, Colorado and a number of other states. Management’s goal is to expand the services of our mortgage business nationally.

Operating expenses for the three months ended June 30, 2002 were $1,722,000, resulting in a loss from operations of $ 443,597. Many of the additional costs incurred in the second quarter were expected as we ramped up the sales activity of our call centers, including the commencement of the “call center lead program” for our new mortgage business, effectively doubling the size of our Las Vegas call center operation with the newly acquired space in Las Vegas, NV.

We experienced a net loss of $833,816 for the three months ended June 30, 2002 or $0.04 per share, but close to $400,000 of the loss was derived from non-cash charges including $133,170 in depreciation and amortization and $257,049 in interest expense (substantially all of it related to attributing a non-cash accounting cost to the warrants on the company’s bridge notes which have not been exercised and the deferred payments arising out of the acquisition of the mortgage business in early June which never had any stated interest rate).

Liquidity

During the second quarter ended June 30, 2002, we had an operating loss of close to $444,000 that was substantially funded by the sale of additional bridge notes during the three months ended June 30, 2002. To continue to grow our business as planned, management recognizes that it needs to raise either or both additional equity or debt and we are in the process of doing that at this time. Even though we are optimistic about our ability to raise the necessary financing(s), either publicly or privately, there is no assurance that we will be able to do so in the time frame and on terms and conditions favorable and satisfactory to the company.

Management recognizes it is technically in default on its bridge notes, but is in the process of extending the notes or converting them to the company’s common stock. As of this writing, approximately one-third of the holders of these notes have either agreed to extend them to February 28, 2003 or convert their amounts into the company’s common stock. We are optimistic that all holders of defaulted bridge notes will either extend or convert to the company’s common stock.

SIX MONTHS ENDED JUNE 30, 2002

We generated $2 million in gross revenues for the six months ended June 30, 2002 from our call centers, licenses and June 2002’s operations from the mortgage and real estate businesses we acquired that month. Approximately $1.2 million was earned by our call centers ($649,741) and licenses ($555,350) with the remaining balance of approximately $784,000 coming from our mortgage business during our first month of ownership.

Operating expenses for the six months ended June 30, 2002 were $2,499,341, resulting in a loss from operations for the first six months of 2002 of $510,295. The first six months of 2002 saw dramatic growth for the company as it ramped up its call center business and entered the mortgage business via acquisition in June of 2002. While management expected much of the increase in costs associated with its growth during this six-month period, we anticipate the rate of growth in expenses to decrease in aggregate in the last six months of 2002. Much of the foundation of the company’s growth plans for this year were laid in the first six months including gearing up to be able to substantially increase our business in Nevada and else where.

We experienced a net loss for the six months ended June 30, 2002 $1,183,320 or $0.05 per share, but close to $673,000 of the loss, nearly 57 percent of it was derived from non-cash charges including $263,072 in depreciation and amortization and $409,953 in interest expense (substantially all of it related to attributing a non-cash accounting cost to the warrants on the company’s bridge notes which have not been exercised and the deferred payments arising out of the acquisition of the mortgage business in early June which never had any stated interest rate).

PART II — OTHER INFORMATION

Item 6. Exhibits

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Consumer Direct of America

Date:	September 19, 2002	By: /s/ Michael A. Barron Michael A. Barron President

In accordance with the requirements of the Securities Act of 1933, the following persons in the capacities and on the dates stated signed this Registration Statement:

Signature	Title	Date

/s/ Michael A. Barron Michael A. Barron	President	September 19, 2002

/s/ Richard H. Moskowitz Richard H. Moskowitz	Chief Financial Officer	September 19, 2002

/s/ Lee Shorey Lee Shorey	Secretary	September 19, 2002

Consumer Direct of America

CERTIFICATION PURSUANT TO 18 U.S.C. Sec. 1350,
AS ADOPTED PRSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Consumer Direct of America (the “Company”) on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael A. Barron, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Michael A. Barron
Michael A. Barron President and Chief Executive Officer September 19, 2002

Consumer Direct of America

CERTIFICATION PURSUANT TO 18 U.S.C. Sec. 1350,
AS ADOPTED PRSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Consumer Direct of America (the “Company”) on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard H. Moskowitz, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard H. Moskowitz Richard H. Moskowitz Chief Financial Officer September 19, 2002