Form 10QSB
period 2002-09-30
CONSUMER DIRECT OF AMERICA
filed 2002-11-20
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2002
Or
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

The number of shares of the Registrant’s Common Stock outstanding as of
September 30, 2002 was 25,506,650 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

Consumer Direct of America

QUARTERLY REPORT ON FORM 10-QSB

CONSUMER DIRECT OF AMERICA

REVIEWED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(UNAUDITED)

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIGNATURES
EXHIBIT INDEX
EXHIBIT 99.1
EXHIBIT 99.2

CONTENTS

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT	5

FINANCIAL STATEMENTS:

Consolidated Balance Sheet	6

Consolidated Statements of Operations	8

Consolidated Statement of Cash Flows	9

NOTES TO FINANCIAL STATEMENTS	11 - 17

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Stockholders of
Consumer Direct of America
Henderson, Nevada

We have reviewed the accompanying consolidated balance sheet of Consumer Direct of America (an S Corporation), as of September 30, 2002, and the related consolidated statements of income and retained earnings, and consolidated statement of cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All of the information included in these financial statements is the representation of the management of Consumer Direct of America.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

Chavez & Koch, CPA’s, Ltd.

November 19, 2002
Henderson, Nevada

CONSUMER DIRECT OF AMERICA
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002
UNAUDITED

9/30/2002

ASSETS

ASSETS:

Current assets:

Cash	$11,543

Accounts receivable	425,632

Due from affiliates	114,923

Due under licensing agreements	199,997

Due from shareholders	148,072

Employee advances	10,875

Prepaid expenses	4,377

Total current assets	915,419

Fixed assets:

Property and equipment, net	1,733,058

Total fixed assets	1,733,058

Other assets:

Notes receivable	68,825

Other assets	35,691

Goodwill	1,351,597

Total other assets	1,456,113

TOTAL ASSETS	$4,104,590

CONSUMER DIRECT OF AMERICA
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002
UNAUDITED

9/30/2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Current liabilities:

Accounts payable	$447,435

Notes payable, net of deferred interest	76,172

Payroll liabilities	224,034

Accrued expenses	198,281

Deferred revenue	42,300

Total current liabilities	988,222

TOTAL LIABILITIES	988,222

Stockholders’ equity:

Convertible preferred stock, $0.001 par value 15,000,000 shares authorized, no shares issued and outstanding at	—

Common stock, $0.001 par value, 60,000,000 shares authorized, 29,189,179 shares issued and outstanding	29,189

Additional paid-in capital — Common stock	5,396,936

Accumulated (deficit) during development stage	(2,309,757)

Total stockholders’ equity	3,116,368

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,104,590

CONSUMER DIRECT OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three months ended		Nine months ended

	9/30/2002	9/30/2001	9/30/2002	9/30/2001

REVENUES:

Marketing revenues and commissions	$402,456	$—	$1,052,197	$—

Licensing agreements	—	—	555,350	—

Loan origination	2,398,060	—	3,172,140	—

Rental income	3,580	—	13,455	—

Total revenues	2,804,096	—	4,793,142	—

EXPENSES:

Selling, general and administrative	2,795,288	92,055	5,291,648	236,577

Total expenses	2,795,288	92,055	5,291,648	236,577

OPERATING INCOME (LOSS)	8,808	(92,055)	(498,506)	(236,577)

OTHER INCOME/(EXPENSES):

Depreciation expense	(131,536)	—	(394,608)	—

Interest expense	(531)	—	(410,484)	—

Other expenses	(2,872)	—	(2,872)	—

Total other income/(expenses)	(134,939)	—	(807,964)	—

NET ORDINARY INCOME (LOSS)	$(126,131)	$(92,055)	$(1,306,470)	$(236,577)

Accumulated Deficit, beginning of period	(2,183,626)	(144,631)	(1,003,287)	(109)

Accumulated Deficit, end of period	$(2,309,757)	$(236,686)	$(2,309,757)	$(236,686)

Basic and diluted weighted average number of Common shares outstanding	26,614,581	4,289,454	26,614,581	3,564,747

Basic and diluted Net Income (Loss) per Share	(0.00)	(0.02)	(0.05)	(0.07)

CONSUMER DIRECT OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine months ended

	9/30/2002	9/30/2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(1,306,470)	$(236,577)

Depreciation	394,608	61

Increase in marketable securities	—	(7,000)

Stock subscription amortization	—	82,100

Stock issued for executive bonuses	—	1,500

Adjustments to reconcile net (loss) to net cash (used) by operations:

(Increase) decrease in accounts receivable	(380,689)	—

(Increase) decrease in due under licensing agreements	(199,997)	—

(Increase) decrease in prepaid expenses	(3,139)	4,084

(Increase) decrease in deposits	(12,590)	—

Increase (decrease) in accrued expenses	154,447	—

Increase (decrease) in employee advances	(4,075)	—

Increase (decrease) in deferred revenue	(192,200)	—

Increase (decrease) in accounts payable	349,276	—

Increase (decrease) in payroll liabilities	185,282	—

Net cash (used) by operating activities	(1,015,547)	(155,832)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	(37,003)	(1,507)

Business acquisition	(100,000)	—

Loan from affiliates	(99,923)	17,470

Due to shareholder	(34,887)	15,000

Net cash used by investing activities	(271,813)	30,963

CONSUMER DIRECT OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
UNAUDITED

	Nine months ended

	9/30/2002	9/30/2001

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock	—	771

Increase in additional paid-in capital	—	114,848

Increase (decrease) in advances to loan officers	(68,825)	—

Increase in notes payable	1,367,484	—

Net cash provided by financing activities	1,298,659	115,619

NET INCREASE (DECREASE) IN CASH	11,299	(9,250)

CASH, BEGINNING OF PERIOD	244	20,907

CASH, END OF PERIOD	$11,543	$11,657

NOTE 1 — NATURE OF ORGANIZATION

Description of business

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying unaudited consolidated financial statements of Consumer Direct of America have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included

Operating results for the periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 8-K/A dated May 14, 2002 for the period ended December 31, 2001.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, amounts due under licensing agreements and accounts payable, are carried at cost which approximates their fair value because of the short-term maturity of these financial instruments. The notes payable are carried at discounted values, which approximate fair value based on current rates at which the Company could borrow funds with similar remaining maturities.

Cash and Cash Equivalents

Cash equivalents consist of all highly liquid financial instruments with a maturity of three (3) months or less when purchased.

Property and Equipment

Property and equipment are stated at cost. Expenditures that materially increase the life of the assets are capitalized. Ordinary repairs and maintenance to property and equipment are expensed as incurred. When property and equipment is retired or disposed of, the related costs and accumulated depreciation and amortization are eliminated from the accounts and any gain or loss on such disposition is reflected in income. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or, when applicable, the life of the lease, which ranges from three to seven years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its carrying amount. The amount of impairment loss, if any, is measured as the difference between net book value of the asset and its estimated fair value

Goodwill

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising

Advertising costs are charged to operations when incurred.

Income Taxes

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 — BUSINESS COMBINATIONS

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

Effective June 6, 2002, the Company acquired Lending Services Corporation (“Lending Services”) and Las Vegas Realty (“LV Realty”), in a business combination accounted for as a purchase. Lending Services is a mortgage company that originates loans primarily in Las Vegas, Nevada. LV Realty is a realty service company that primarily operates in Las Vegas, Nevada. The Company issued 2,650,000 shares of common stock, made a cash payment of $100,000 in consideration for 100% of the issued and outstanding shares of common stock of Lending Services and LV Realty. The fair market value of the 2,650,000 shares of common stock issued in conjunction with the acquisition was $1,087,143 (based on the average closing bid price of the Company’s common stock for the three days before and three days after the acquisition date). The total purchase price was $1,482,696.

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

NOTE 4 — RELATED PARTY TRANSACTIONS

Due From Stockholders and Affiliates

At September 30, 2002, the Company has an amount due of approximately $29,000 from St. Andrews Golf International. St. Andrews Golf International was founded and is owned by a member of the Company’s management team who is also a stockholder. The receivable is payable on demand and does not bear interest.

Licensing Agreements

All of the revenue from licensing agreements was derived from stockholders.

Due To Affiliates

At September 30, 2002 the Company had approximately $158,000 due to stockholders, which is included in due to affiliates. The amounts represent advances and have no repayment terms.

NOTE 5 — STOCKHOLDERS’ EQUITY

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

On February 20, 2002, the Company converted 2,000,000 shares of preferred stock into 3,227,036 shares of common stock. Therefore, as of September 30, 2002, no preferred shares were outstanding.

NOTE 5 — STOCKHOLDERS’ EQUITY (CONTINUED)

Common stock

The Company’s articles of incorporation authorize up to 60,000,000 shares of $0.001 par value common stock. Common stockholders do not have preemptive rights to purchase additional shares of common stock. The common stock carries no conversion rights and is not subject to redemption or to any sinking fund provisions. All shares of common stock are entitled to share equally in dividends from sources legally available thereof when and if declared by the board of directors and, upon liquidation or dissolution of the Company, whether voluntary or involuntary, to share equally in the assets of the Company available for distribution to the common stockholders.

During the nine month period ended September 30, 2002, the Company issued 1,323,085 common shares for services rendered by certain members of management. The services were valued at $1,673.

The Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Blue Star Coffee, Inc., a Nevada corporation (“BSCF”) on February 20, 2002. CCH and/or its designee(s) exchanged an aggregate of 12,989,000 issued and outstanding shares of common stock for an aggregate of 17,593,863 newly issued and 3,364,122 previously issued and outstanding BSCF shares of common stock. Accordingly, an aggregate of 23,286,650 shares were then issued and outstanding.

During the nine month period ended September 30, 2002 the Company issued 220,000 shares of common stock for the cancellation of a license agreement valued at $46,200.

During the nine month period ended September 30, 2002, the Company converted $498,000 of the “Participating Investment Certificates” (PIC) and $17,276 of related interest into 1,079,444 shares of common stock.

During the nine month period ended September 30, 2002, the Company issued 2,650,000 shares of common stock in conjunction with its acquisition of Lending Services and LV Realty.

During the nine month period ended September 30, 2002, the Company issued 1,280,000 shares of common stock in conjunction with the conversion of Bridge notes.

NOTE 6 — BRIDGE NOTES AND WARRANTS

Bridge Notes

During the nine month period ended September 30, 2002, the Company began issuing Bridge Financing Notes (“The Notes”) to obtain up to $1,000,000 in financing. The loans are being issued to assist the Company with its initial public offering. Company assets are being used as collateral to secure the notes. The note terms call for each $100,000 promissory note to be repaid with $110,000 in cash, and warrants worth $100,000. The number of warrants will be determined by the principal amount of the notes issued divided by the stock price on the first day of trading subsequent to the closing of the public offering. As of September 30, 2002 the Company had $76,172 outstanding in bridge notes.

Warrants

Effective September 7, 2002, warrants issued according to the bridge note agreement were converted to $2 per share based on the outstanding principal balance. Upon this conversion, the warrants outstanding at September 30, 2002 were 483,000.

NOTE 7 — CONTINGENCIES

Notes Payable

The Company has approximately $76,000 of Bridge Notes that have subsequently not been paid on their maturity date. Although the note holders have not called the notes the Company is in default on the note agreements. The Company is currently negotiating with the note holders to extend the maturity date six months or convert the note balances into common stock. The Company is also seeking additional financing.

Accrued Payroll Taxes

The Company has recorded an accrual for past due payroll taxes as of September 30, 2002 due to the underpayment of the Company’s payroll tax liability. As a result, the Company has accrued approximately $170,000 including penalties and interest related to payroll taxes under accrued expenses in the accompanying consolidated balance sheet at September 30, 2002.

NOTE 8 — GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $1,306,470 during the nine months ended September 30, 2002. Although a substantial portion of the Company’s cumulative net loss is attributable to non-cash operating expenses, management believes that it will need additional equity or debt financing to be able to sustain its operations.

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

General

Consumer Direct of America (CDIT:OTCBB) operates a series of national marketing centers, housing state-of-the-art phone and computer systems, which provide the company with the ability to execute numerous marketing campaigns for customers - inbound, outbound, and broadcast. Marketing centers are located in our newly expanded Las Vegas, Nevada location (13,000 sq ft — 200 Seats) and Denver, Colorado (3,000 sq ft — 30 seats) with the Company’s headquarters in Irvine, California (3,575 sq ft.). Through our recently acquired wholly owned subsidiary Las Vegas Mortgage, the Company also operates a 7,000 sq. ft. mortgage-processing center in Las Vegas with six branch mortgage locations. As of September 30, 2002, CDIT had 325 employees with specialties in telesales, technology, call center management, mortgage finance, and finance and administration.

The Company utilizes its locations to operate two synergistic and complimentary business units:

Direct Marketing Group — develops and executes business-to-business telesales marketing programs for client products and services including, local and long distance switching, credit card verification, warrantee subscription, insurance sales, mortgage lead generation and customer care.

Financial Services Group — Comprised of Lending Services Corp., Consumer Direct Lending, Las Vegas Mortgage and Las Vegas Real Estate Co. employs over 200 residential mortgage professionals with closed loan volume of $246 million in 2001 and over $200 million as of September 30, 2002. This group is already the leading mortgage broker in Nevada with six branch locations and plans to add five new branch offices in Southern Nevada by the end of FY 2002 and expansion into the Western U.S. by next year.

Effective July 6, 2002, in connection with a stock purchase agreement, Consumer Direct of America renegotiated its acquisition of Lending Services Corporation, a Nevada Corporation dba Las Vegas Mortgage for $100,000 in cash and a total aggregate of 2.65 million shares of its common stock. This new agreement eliminated the issuance of over $500,000 of debt over a two year period and reduced the non-cash imputed interest expense associated with the previous structure of the transaction by over $100,000. Following the acquisition, Lending Services Corporation became a wholly owned subsidiary of Consumer Direct of America.

Consumer Direct of America provides direct marketing, home financing and value membership services to consumers via proprietary direct mail/broadcast and outbound call telesales solicitation campaigns. Targeted markets are selected from the nation’s top 50 demographic regions. Customer prospect lists are purchased from specialty providers and are merged together to create a specific solicitation campaign with specific information about the prospect’s financial profile and how we can benefit the customer. Outbound calls are launched and telesales representatives begin to generate “hot leads” which are routed to a telesales loan officer located at the call centers or net branches. Loan applications are taken by the local loan officer and are electronically routed to one of our processing centers. We are an innovator of state of the art technical and financial resources in our mortgage services.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2002

We generated $2.8 million in gross revenues for the three months ended September 30, 2002 from our Direct Marketing and Financial Services Groups including the operations from the mortgage and real estate businesses. The Company posted an operating profit of $8,800 for the current quarter which represents an increase in operating profitability of over $440,000 over the previous quarter. Management expects to maintain operating profitability for the balance of 2002.

The Financial Services Group produced revenue of approximately $2.4 million coming from our mortgage and real estate business. Operating expenses for the group were $2.3 million producing an operating profit for the group of $107,560 for the quarter. This represents a net increase in operating income of $210,939 over the quarter ended June 30,2002. Gross volume of mortgage loans in the active loan pipeline rose to $ 285 million by the end of the quarter, an increase of 30% over the prior quarter and 40% over the same period in 2001. The Company completed the expansion of its Las Vegas mortgage telesales platform and is now operating the facility at approximately 25% capacity. Management intends to aggressively grow this portion of the business in the fourth quarter and into 2003.

Approximately $402,456 in revenue was earned in the third quarter by our Direct Marketing Group and expenses and commissions from our Direct Marketing Group were $344,526 producing a gross profit of $55,329 for the period. This is due to the continued growth in our marketing campaigns for Competitive Local Exchange Carriers (CLECs) and a cost reduction and sales incentive program instituted by management. Our management expects to grow this area of its business through the rest of fiscal year 2002.

Liquidity

During the third quarter ended September 30, 2002, we had revenues of $2.8 million and we incurred an operating profit of $8,800. In addition, as of September 30, 2002, we had $444,175 of cash and accounts receivable available. Our management believes that this is only sufficient to meet our needs for the next six months. In order to execute our growth strategy, we need to secure additional debt or equity funding.

During the three month period ended September 30, 2002, we began redeeming $1 million of Bridge Financing Notes into common stock. Our assets are being used as collateral to secure the notes. The note terms call for each $100,000 promissory note to be repaid with $110,000 in cash, and warrants worth $100,000. The number of warrants will be determined by the principal amount of the notes issued divided by the stock price of $2.00 per share as per the Bridge financing Agreement which sets the warrant price on September 6,2002. As of September 30, 2002 we had $76,000 outstanding in bridge notes and had incurred interest charges of $1,800 (related to the notes and the warrants) for the period then ended.

The Company’s balance sheet added an additional $315,000 in paid in capital during the period as a result of the recognition of retirement of bridge debt financing and warrant conversions to common stock.

PART II — OTHER INFORMATION

Item 6. Exhibits

99.1	Certification Pursuant to 18 U.S.C. Sec 1350 of Chief Executive Officer

99.2	Certification Pursuant to 18 U.S.C. Sec 1350 of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Consumer Direct of America

Date: November 18, 2002	By:	/s/ Michael A. Barron

Michael A. Barron President

In accordance with the requirements of the Securities Act of 1933, the following persons in the capacities and on the dates stated signed this Registration Statement:

Signature	Title	Date
/s/ Michael A. Barron Michael A. Barron	President	November 18, 2002

/s/ Wayne Bailey	Chief Financial Officer	November 18, 2002

/s/ Lee Shorey Lee Shorey	Secretary	November 18, 2002

CERTIFICATIONS

I, Michael A. Barron, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Consumer Direct of America;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002	By:	/s/ Michael A. Barron Chief Executive Officer

I, Wayne K Bailey, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Consumer Direct of America;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002	By:	/s/ Wayne Bailey Chief Financial and Operating Officer

EXHIBIT INDEX

99.1	Certification Pursuant to 18 U.S.C. Sec 1350 of Chief Executive Officer

99.2	Certification Pursuant to 18 U.S.C. Sec 1350 of Chief Financial Officer