Form 10-K
period 2002-12-31
CONSUMER DIRECT OF AMERICA
filed 2003-04-15
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number

CONSUMER DIRECT OF AMERICA, INC.

(Exact name of Registrant as Specified in its Charter)

Nevada	88-0471353

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6330 S. Sandhill Rd. Suite 6
Las Vegas, Nevada 89120

(Address of Principal Executive Offices including Zip Code)

(702) 547-7322

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.001 PAR VALUE

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  x  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    No  x

     Aggregate market value of Common Stock held by shareholders based on the closing price of the registrant’s Common Stock on the OTC:BB on June 30, 2002: $15,814,123.

DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated:

(1)  any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):

Yes [    ] No [X]

This Annual Report contains forward-looking statements about the Company’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available. There can be no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Consumer Direct of America, Inc.’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within the Company’s control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s products and services, the Company’s ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934.

CONSUMER DIRECT OF AMERICA, INC.
2002 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Background

CONSUMER DIRECT OF AMERICA, INC. (OTC:BB:CDIT) was incorporated on July 28, 2000 as Blue Star Coffee Inc. and began marketing its services in August 2000. We are a provider of loans directly to consumers, offering borrowers a variety of purchase and refinance mortgage loans (“mortgage loans”), home equity loans and home equity lines of credit (“home equity loans”) to suit their financial needs. Our two Marketing Centers in Nevada and Colorado directly solicit potential customers utilizing CDIT’s extensive technology infrastructure which the Company believes give it a distinct advantage over other mortgage companies.

We own and operate business units in two Groups:

•	Financial Services Marketing Group
•	Direct Marketing Group

The Financial Services Marketing Group (FSMG) employs over 230 residential mortgage and Real Estate Brokerage professionals and had closed loan volume of $330 million for the year ending 2002. The Group closed in excess of 2,800 mortgage loans and over $50 million in residential real estate sales. This Division of the Company contains three operating units, Consumer Direct Lending, Las Vegas Mortgage and Las Vegas Real Estate. Each operating company has its own President and is individually licensed by state and federal regulatory agencies.

Consumer Direct Lending (CDL) is the direct lending arm of the Company. Telesales agents conduct outbound calls using the Company’s sophisticated technology backbone to solicit mortgage financing opportunities. The “hot leads” are then transferred electronically to the various CDL branches where trained loan officers are waiting to close the loan leads. The operating history of the platform shows that CDL closes one loan for every ten “hot leads” delivered. The Company believes it has the ability to originate 1,500 “hot leads” per day per 100 telemarketing seats active. This would translate into a closed loan production of 150 loans per day or approximately 3,000 closed loans per month at current capacity. CDL operates five branches in Nevada, Colorado, Washington and California. CDL branches are owned by the company and loan officers employed there split their commissions with the Company on a 70/30% basis on average. New loan officers are trained as lead generators on the telesales platform before being assigned to a senior “mentor” in a CDL office. New loan officers receive a 50/50 split.

Las Vegas Mortgage (LVM) operates the “Net Branch” arm of the Company. Each net branch is independently owned and is responsible for their own expenses and operations management. Loan officers in each net branch receive 100% of the origination fees on each loan. LVM receives a transaction and processing fee of $975 for each closed loan plus a fee of $1,000 for each closed loan which was generated from a “hot lead” generated by CDL. LVM operates five net branch offices in Southern Nevada. The Company does not plan to expand this business unit and has nearly completed the integration of its LVM branches into its CDL format.

Las Vegas Real Estate Company and Consumer Direct Realty

Las Vegas Real Estate is a licensed Nevada real estate broker with its main offices in Las Vegas. The company has thirty-two (32) licensed agents and specializes in the Hispanic market of Clark County, NV. LVREC plans to open three additional branches in 2003 and has a Controlled Business Arrangement with its sister company, Consumer Direct Lending, for loan referrals. Las Vegas Real Estate is changing its name to Consumer Direct Realty.

Direct Marketing Group

     Our Direct Marketing Group sells a variety of products and services including:

•	Direct product Marketing

•	Outbound Customer Acquisition

•	Membership Subscription

•	Customer Care

•	Mortgage Lead Generation

Company clients can choose which marketing campaigns best suit their objectives.

Outbound Campaigns

Customers or CDIT provide the contact lists and are then programmed into the operations profile. Scripts are programmed into the system and personnel are assigned for each campaign. The predictive dialer employed by the company for outbound campaigns carefully monitors each session on the system and begins to queue up a prospective customer while the salesman is in the closing phase of the sale. This helps insure a minimum of downtime between calls. Calls are constantly monitored and all conversations are digitally recorded and archived. Employees who demonstrate unethical practices are dismissed on the spot at the first infraction. Campaigns are managed by a supervisor and report daily operations to the General Manager of the Center. All transaction activity is electronically monitored and various production reports are available to management.

Inbound Campaigns

Inbound campaigns function in a similar manner operationally as the Outbound campaigns except that the telemarketer is simply receiving inbound calling instead of making outbound calls. Inbound traffic is created by the customer’s own marketing activity which the Company may also be managing as an additional campaign. A predictive dialer is not needed for Inbound; however, potential prospects are pre-loaded into the database and when an inbound call originates, the system can intercept the caller ID and automatically queue up any prospect’s data.

Broadcast Campaigns

Customer prospect lists are provided from clients or specialty providers and are merged together to create a specific broadcast calling script which is recorded and left as a message on home voice mail. A similar mail piece with specific information about the prospect’s financial profile and how we benefit the customer may also be developed to support the broadcast calling. Customers begin by calling any one of our toll free national call center numbers that houses state-of-the-art phone and computer systems which provides us with the ability to capture and track consumer data and produce real-time reports for campaign analysis.

Specialized Technology

We have developed a proprietary program which can strip out certain information from the initial loan application such as disability insurance, auto payments, auto insurance, homeowners insurance, credit card and banking information and offer the customer (member) the opportunity for periodic savings by authorizing us to “shop” for better prices. The database of information gleaned allows us to better target first time customers as repeat customers by establishing their unique “buyers profile” which remains a part of their record. We can then target previous customers with future products and services based on their customer profile preferences and use the Internet as the marketing delivery mechanism.

          Product diversification. We offer diversified loan products — mortgage, home equity, and debt consolidation — in order to satisfy the various lending needs of our customers. We are able to shift resources such as marketing and operations expenses among our products to take advantage of seasonal and cyclical lending opportunities as the mix of business changes in response to interest rate and economic conditions. This product diversification strategy helps reduce the Company’s earnings volatility and provide more stability through a range of economic cycles. When interest rates are low, consumers refinance higher interest rate home loans in order to lower their overall borrowing costs. When interest rates are higher, consumers still have the need to borrow and are concerned about finding the best loan — perhaps a home equity line of credit — to meet their needs for such uses as home improvement or paying for college education.

          Broad Band Product Provider Strategy. Our business model starts with a focus on providing a broad bandwidth of mortgage products. Most mortgage bankers provide only their own loan products whereas CDIT has lending products from over 200 lenders. In this way, the Company believes it can reach more potential customers via its Direct Marketing Group’s resources and maintain them as referrals for new customers. Highly satisfied customers will help drive overall consumer adoption and thus expand our overall share of the lending market. Increased market share will drive economies of scale that should further help lower our costs to originate and close loans.

          Customer Lifetime Value CLTV. Unlike traditional web based financial companies, CDI Corp. uses the Internet primarily as a customer services channel providing electronic access to consumers for a variety of home related financial services. The Company uses its significant experience in direct marketing to first contact the consumer, establish a verbal relationship, close the financing transaction and continue to hold the relationship via the use or the Internet as a communications channel. The Company has positioned itself as an electronic “consultant” to the homeowner as well as “provider” of the products and services they need. This technique allows the Company to build a robust customer “profile” based on the information provided by “browsers” as well as “buyers”.

The database of information gleaned from this allows the Company to better target first time customers as repeat customers by establishing their unique “buyers profile” which remains a pant of their record. The Company can then target previous customers with future products and services based on their customer profile preferences and use the Internet as the marketing delivery mechanism. This CLTV objective is the key driver behind the Company’s development of its HomeAdvantage program for customer retention.

INDUSTRY BACKGROUND

According to the Mortgage Bankers Association 67.1 million, or 65.7% of the 102 million U.S. households, own their home. Many more desire to be homeowners. The homeownership rates expected to rise above 70% within the next several years. According to be National Association of Realtors, sales of existing homes reached a record 5.31 million in 2002, while be Department of Commerce says new home sales in 2001 of over 800,000 was the third best year ever. According to Chicago Title and Trust Co., the average U.S. home is sold to a new owner every 11.9 years. Turnover rates vary across the nation, with New York having the lowest rate at 18.7 years and Arizona having the highest turnover rate at 6.4 years. With the working age population increasing about 1% per year, the percentage of horne ownership is on the rise. Barring a severe economic downturn, home transactions should steadily increase throughout the next decade.

There is an array of services connected with the sale and purchase of a home inducing inspections, warranties, furniture and fixtures, landscaping, mortgage financing, escrow, title search, title as well as flood, earthquake, wind and general homeowners insurance, moving and storage, temporary housing, and relocation assistance. These annual sales, financing and related services activities generate revenues exceeding $50 billion. The primary functional sectors are sales, financing and settlement services.

Sales

When addressing significant, complex financial decisions, such as personal financial, investment, tax and estate planning issues, most consumers turn to a trained and trusted expert for advice and guidance. The Company believes that this is and will remain no less true for homeownership decisions and that personal service and a human interface will remain important to real estate consumers. No matter how paperless and swift the process of homeownership becomes, there will remain a need for qualified professionals to explain and facilitate the transaction.

Financing.

The combination of new home sales, turnover of existing housing and the refinancing of existing residential loans require a large annual flow of funds. According to the Mortgage Bankers Association, in the last ten years, new mortgage loans in the United States have ranged from $700 billion to $1.1 trillion annually, with loans for home purchases averaging in the $4-500 billion range annually. During the same period, the average annual volume of refinancing loans has been similar, but with significantly greater volatility, as refinancing varied from a low of $90 billion in 1994 to a high of $870 billion in 2002, as interest rates rose and fell, respectively. The deductibility of home mortgage interest from taxable income encourages owners to leverage home purchases with high loan-to value financing. According to Fannie Mae, residential loan origination’s topped $875 billion in 1999, of which $550 billion was purchase money loans.

Some mortgage financing is provided directly to buyers by retail lenders, many of which also function as wholesale lenders funding loans originated by independent mortgage brokers, who typically represent a number of wholesale lenders. According to the National Association of Mortgage Brokers, mortgage brokers and retail lender agents each originate approximately half the annual volume of new mortgage loans. Historically, in addition to the costs of other transaction related services, loan origination fees average one to two percent of the loan amount.

Mortgage lenders generally fall into two categories: depository institutions, such as banks and savings and loans, and independent mortgage bankers. Mortgage bankers provide a large share of residential mortgage funds, primarily through mortgage warehouse lines of credit, provided by financial institutions and investment banks. Mortgage bankers use these funds to provide loans to borrowers through their own retail loan officers and/or by wholesaling through independent mortgage brokers. After funding a loan, the mortgage banks typically sell the loan in the secondary market and reduce their line of credit balance. Depending on their objectives, they may retain the servicing rights and service those loans or sell the servicing rights to others.

Over the past several decades, the supply of mortgage funds has moved from deposit based local sources to investment-based national sources. Many local and regional banks and savings and loans have transitioned from “portfolio lenders” to “securities lenders,” selling a high percentage of their residential loans in the secondary market to Fannie Mae, Freddie Mac Ginnie Mae and others, who then securitize and sell loan portfolios to pension plans, insurance companies and Investors in national fund markets.

Settlement Services.

In addition to sales and financing services, completion of a real estate transaction typically requires a number of additional services prior to the closing of the sale known as “settlement services.” Historically these services, which include credit appraisal, title, escrow, inspection, engineering, warranty and insurance services are provided by independent specialists, most of whom are small local businesses. Until recently, there has been limited ability for settlement service firms to communicate and document their services other than through traditional, costly paper-intensive processes. Because each real estate transaction involves many service providers, the flies of each include the cost of duplicate marketing to the same customer. These inefficiencies create an opportunity for an organization that can bundle and deliver these services electronically at lower cost from a central point-of-sate.

Market opportunity

The consumer debt market is substantial and highly fragmented among many lenders. The evolution of Internet mortgage companies has done little to migrate the mortgage borrower to an electronic “do-it-yourself” environment. The overwhelming number of borrowers still pick up a phone to begin their loan process. We believe with our technological infrastructure which allows us to reach between 50,000 to 75,000 potential borrowers per hour, that the Company has a distinct advantage to win the opportunity for that first phone call from the borrower.

          Consumer Debt Market. According to industry sources, the 2002 U.S. consumer debt market for our focus products totaled approximately $3.9 trillion in originations, which is comprised of approximately $2.5 trillion in mortgage loans (approximately $1.5 trillion of which were refinance transactions), approximately $654.0 billion in home equity and non-prime mortgage loans. The average mortgage market totaled a significant $1.8 trillion in annual loan originations over the past four years (1999-2002), and 2002 was a record year for mortgage refinance loan activity.

Loan products are ideally suited to fulfillment via a direct marketing telephony delivery. These products are often complex, requiring extensive consumer research to find the right product and provider, and they do not require the consumer, provider and product to be in physical proximity. Loans — as opposed to other products marketed online, such as computers — have the potential to evolve into a completely electronic product. As loan products become more complex, consumers can not possibly understand the full effect of the variables involved in selecting a loan. As most lenders disguise their fee structure with terms such as “points” and “rebate”, it is difficult for the lay consumer to determine what they are paying for a loan. The opportunity to put a human voice in relationship with the borrower at a low cost is a perfect application for a direct marketing contact center technology.

PRODUCTS AND SERVICES

The CONSUMER DIRECT OF AMERICA INC. Solution

     Despite increasing acceptance of electronic commerce in the real estate industry, we believe that personal service and a human interface will remain important to financial services products for consumers. When facing large, complex personal financial decisions such as home purchases, most consumers prefer to turn to a trusted expert for advice and guidance. No matter how paperless and swift the process of homeownership becomes, there will remain a need for qualified professionals to explain and facilitate the transaction.

     We believe that consumers need the assurance of another professionally trained human being in order to have comfort in making commitments to enter into complex home financing transactions. Throughout the “dot com” blitz of the past, consumers still preferred to pick up the phone rather than boot up their PC when it came to securing mortgage debt at a ratio of more than 10 to 1. The process of Internet mortgage research did not provide enough comfort to consumers to make them change their habits of “talking” verses “browsing” for answers.

We assert that our educated tele-salesman on our call center platform is necessary to commit a borrower to the transaction; and then we can direct the new customer to our field loan officers or our platform sales teams to follow-up and close. A combination of “high tech — high touch” brings the borrower into our financial services engine.

Our websites function differently than most “dot com” mortgage sites. They are designed to offer prospective borrowers easy access to rate quotes, information about loan fulfillment and a variety of interactive tools and services to help them understand their options and make the best choices for their personal situations. Once comfortable, the customer can activate a phone call directly into one of our Consumer Direct Lending Loan Centers and our expert counselors can begin the loan process. Upon authorization by the customer, his/her loan profile is transferred to seasoned loan officer while the customer is on the phone.

CONSUMER DIRECT OF AMERICA INC. Innovations

We continuously look for ways to break down barriers and eliminate redundant steps to make the loan process significantly faster, easier and far less expensive for both consumers and ourselves. Where technology and automation make sense, we use it.

Some of the important innovations that we have introduced to date are:

     Increased Technical Enhancements to the Mortgage Process. We intend to further streamline and automate our processes in order to eliminate the inefficiencies and unnecessary steps that separate the origination and underwriting processes from the capital markets. By continually incorporating and upgrading automated underwriting techniques and technologies, we believe we will efficiently match borrowers with the loan best tailored to their needs, resulting in faster approval, lower pricing and reduced documentation. We currently employ a sophisticated proprietary lead generation system which integrates into our loan origination product matrix. The system is unique in that it eliminates the need for a product rate sheet. Each day our underwriting department loads in the product information from our 200 lenders and this information is stored in our system. When Loan Officers are reviewing the financial profile with a borrower, the system will automatically select the appropriate loan product for that borrower based on his/her unique financial profile. This greatly reduces the training aspect needed for loan officers to become effective with CDIT and frees up time for more marketing and sales activity.

MORTGAGE LOAN OPERATIONS

Marketing Platform

CDIT has developed its own proprietary Lead Transfer System (LTS). Although other companies boast of having similar systems, CDIT’s system stands out as among the most unique and highly effective.

The LTS assists the telemarketer in screening leads, in effect becoming the telemarketer’s partner. The telemarketer simply fills out a short but concise mini profile of the client. Information established from this profile along with the LTS then determines whether this call is a potential client. The client is immediately transferred to a seasoned loan officer who establishes the client relationship and places the client in an appropriate loan program. The advantage of the LTS system is that it saves time and therefore increases productivity. The beauty of this system is that it can be utilized from abroad via the Internet.

Loan Originations utilizing CDIT’s
proprietary Lead Transfer System (LTS)

Fig. 1

CDIT’s Lead Transfer System has proven to increase loan originations established by telemarketing leads by 250%. The Graph compares the number of leads that actually turn into loan originations based on 1,000 calls.

At the appropriate time, approved customers are invited to request an interest rate lock for their selected loan. An interest rate lock is an agreement between the borrower and the lender, specifying a number of days for which a loan’s interest rate and points will be guaranteed by the lender. Lock requests can be made by phone or online.

As loan documentation is received, data provided by the customer at the time of initial origination is validated. Where needed, appraisals and title documents are ordered and reviewed by the loan consultant, who is supported by a loan processing team.

Final loan approval is secured once all critical data elements have been validated and have been confirmed to satisfy the guidelines of the lending program sought by the borrower. If a borrower’s loan does not satisfy loan program guidelines, the designated loan consultant will research additional loan programs for the customer. If a product cannot be secured for the customer, the customer will receive a letter stating the reasons that a loan could not be obtained.

After loans have been approved and all relevant conditions have been met, we prepare loan documents to be signed by the borrower. The assigned loan consultant will work with the borrower to schedule the closing of the loan and obtain the necessary signatures for funding. Often a mobile notary service is used to provide an added level of convenience for the borrower. Once the borrower has signed all documentation, the loan file is reviewed to identify any missing requirements. If complete, the loan is then funded and recorded as closed.

A quality control review of funded loans is performed prior to forwarding the loan documentation to the final mortgage loan purchaser or its designated custodian. An accounting audit is also performed to reconcile settlement information provided by escrow/attorney settlement agents with our internal information. Loan documentation relating to closed loans is then shipped to the mortgage loan purchaser or its designated custodian, and documentation is maintained to satisfy regulatory and company record retention requirements.

We also solicit customer feedback regarding the loan process to measure overall customer loyalty and to utilize in developing future product and service enhancements.

Expanded Product Offering

Consumer Direct of America, operating under its primary mortgage subsidiary, Consumer Direct Lending, offers an extensive assortment of mortgage products. Ordinarily, mortgage loans are only given to borrowers who can meet the basic requirements necessary to qualify for a mortgage, such as: excellent credit, job stability and sufficient down payment.

However, our society is filled with individuals who desire to be homeowners but cannot fulfill even these basic requirements for a mortgage. The mortgage industry has responded to this burgeoning market by developing a vast array of specialized mortgage products that address the individual borrower’s particular needs. These products are referred to as non-conforming loans.

Non-conforming loans have established guidelines for all types of borrowers... those who may have bad credit, no down payment, limited job history or other issues that would prevent them from getting a loan at a traditional bank.

Add to this the fact that Consumer Direct Lending is approved with over 200 wholesale lenders, and it’s easy to see how this gives CDL the power, ability and edge over other mortgage brokers to match up a loan product with the individual borrower’s unique needs through CDIT’s Expanded Product Offering.

Average Product Offering
                    Vs
CDL’s Expanded Product Offering

Fig. 2

Our Expanded Product Offering combined with the increase of loan originations resulting from our Lead Transfer System allows CDL to effectively close 70% of all loans originated compared to the industry standard of 35%.

Operating Margin

Due to the value to individual loan officers of the CDIT system, the Company is able to impose a commission split favorable to the Company of at least 70/30% for seasoned loan officers and for new hires – 50/50%. With CDIT’s expanded Product Offering, Lead Generation Technology, and Active Product Matrix to select loan product, CDIT can retain margins even in the most competitive markets. We believe the Company is unique among mortgage brokers in that CDIT possesses greater technology, a stronger marketing engine via its telesales platforms and more efficient processing via its integrated product selection system. For these reasons, the Company believes it will be successful at acquiring independent mortgage companies across the U.S. and can convert them to the CDIT profitable margin format.

Loan Products. Our broad and competitive product offerings include conforming and jumbo fixed rate mortgages, adjustable rate mortgages, alternate “A” and non-prime mortgage loans, concurrent second mortgages, and home equity loans and lines of credit.

The following table summarizes the mix of our mortgage and home equity closed loan volume by product type along with their median credit score and loan to value (“LTV”) ratios for the year ended December 31, 2002:

Conforming Fixed Rate Loans. These mortgage loans conform to the underwriting standards established by Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). This product is limited to high-quality borrowers with good credit records and involves adequate down payments or mortgage insurance.

Jumbo Fixed Rate Loans. Jumbo loans are considered non-conforming mortgage loans because they have a principal loan amount in excess of the loan limits set by Fannie Mae and Freddie Mac (currently $322,700 for single-family, one-to-four-unit mortgage loans in the continental United States).

Adjustable Rate Mortgages (ARM). The ARM’s defining feature is a variable interest rate that fluctuates over the life of the loan, usually 30 years. Interest rate fluctuations are based on an index that is related to Treasury bill rates, regional or national average cost of funds, or another widely published rate, such as the London InterBank Offered Rate (“LIBOR”). The period between the rate changes is called an adjustment period and may change every six months or one year. The majority the ARMs we originate include an initial fixed rate period of three to ten years, otherwise known as hybrid ARMs. The ARMs we originate include rate and payment caps, which limit the interest rate increase and payment amount for each adjustment period.

Alternate “A” and Non-Prime Mortgage Loans. From a credit risk standpoint, alternate “A” loan borrowers present a risk profile comparable to that of conforming loan borrowers, but entail special underwriting considerations, such as a higher loan to value ratio or limited income verification. The non-prime mortgage loan focuses on customers whose borrowing needs are not served by traditional financial institutions. Borrowers of non- prime mortgage loans may have impaired or limited credit profiles, high levels of debt service to income, or other factors that disqualify them for conforming loans. The risk of originating mortgage loans to borrowers with higher credit risk is generally offset with higher interest rates than would be charged for a conventional loan. Offering this category of mortgage loans on a limited basis allows us to provide loan products to borrowers with a variety of differing credit profiles.

Concurrent Second Mortgage Loans. These loans take place concurrent to a first mortgage loan origination and are secured by a second lien on the related property.

Home Equity Loans and Lines of Credit. These loans are usually secured by second liens on the related property. Our home equity line of credit products bear an adjustable interest rate and generally provide for a 5, 10 or 15-year draw period where the borrower withdraws needed cash and pays interest only, followed by a balloon payment of the outstanding balance of principal and interest. Our closed-end home equity loans are fixed rate loans that typically amortize over 15 to 30 years with a balloon payment due after 10 or 15 years.

Approved Lenders

Below is a list of the primary lenders which CDI’s mortgage companies were approved with as of 12/31/02. Approval indicates that CDIT’s mortgage companies may sell the lender’s loan products as an agent for the lender and receive a commission for that service.

Countrywide	Washington Mutual	Option One	Philadelphia Freedom

Universal Mortgage	Mountainview Mortgage	Capitol Commerce	First Horizon

Commonwealth	Greenpoint	Mylor	Accredited Home Loan

Mercury Mortgage	First Banc	First Franklin	Ameriquest

First Magnus	New Century	First Mortgage	Met West Mortgage

Decision One	BNC Mortgage	Finance America	First Bank of Arizona

NovaStar Mortgage	Wells Fargo	American Pioneer	Fremont

Stonecreek	Popular Finance	Cresleigh	International Home Capital

Loan Underwriting. Our guidelines for underwriting conventional conforming loans comply with the underwriting criteria employed by Fannie Mae and/or Freddie Mac. Our underwriting guidelines and property standards for all other non-conforming loans are based on either general or investor specific guidelines that we establish to satisfy the criteria of the ultimate purchasers of the loans. We consider the following general underwriting criteria in determining whether to approve a loan application:

•	Employment and income

•	Credit history

•	Property value and characteristics

•	Available assets

Automated Underwriting. Automated underwriting (AU) contributes significantly to our goal of increasing the efficiency of multi-source lending by providing customers with faster, more cost-efficient credit reviews and decisions. In addition, we believe customers also value the less onerous and time-consuming nature of AU relative to more traditional underwriting processes. We are also approved as an originator under Fannie Mae’s Desktop Originator and Desktop Underwriter system (DU), and Freddie Mac’s Loan Prospector system (LP). These systems help automate the lending process for all conforming loans.

TECHNOLOGY

Our technology systems use a combination of our own proprietary technologies and commercially available licensed technologies from industry leading providers, including Compaq, Cisco Systems and Dynatek. These systems provide availability 24 hours a day, seven days a week, and have capacity for peak activity levels without requiring additional hardware or support.

     Telecommunications Switch  The Company utilizes a state of the art telecommunications phone switch and predictive dialer configuration provided by Interactive Intelligence (I3) and Cisco Systems. The network has the current capacity to make up to 75,000 outbound phone calls per hour. Additional capacity can be added by increasing the phone line capacity and by adding additional call switching equipment. He network employs a telephony over IP fully digital system such that all voice, data and applications are capable of being switched to any other node in the network without any degradation in content or quality of information. In this way, the system has the capacity to make any digital phone a terminal which can receive full access to the Company’s products and services such as hot leads and loan data.

     Network Architecture  The Company employs a network configuration for an on-line environment based on a series of Compaq Proliant servers with a current capacity on-line of 10 terabytes. The system has redundant backup on all critical components and has an offsite disaster recovery plan with a third party provider.

Business Development

     The following are key areas of focus to further develop our business:

          Acquisition of Regional Mortgage Brokerage Companies As our lead generation system has much more capacity than is currently in use, the Company can increase its volume of funded loans by increasing the number if Loan Officers employed by the company who are available to receive “hot leads”. In this way, the Company believes that it has a distinct marketing advantage to independent Loan Officers such that an individual’s monthly production can increase with very little incremental work. The Company has tested this value equation on several mortgage companies who close $30 to $50 million per year and has been successful in convincing them to be acquired by CDIT. The Company plans to continue this process until it has twenty (20) regional hubs acquired across the U.S. by year end 2003 with newly acquired loan volume of $500 million to $1 billion.

GEOGRAPHIC INFORMATION

All of our revenue is generated from transactions originating in the United States. All of our fixed assets are located in the United States, principally at our headquarters in Las Vegas, Nevada and at our mortgage origination center Denver, Colorado.

MARKETING

     We have structured our marketing program around conventional customer reach programs such as direct mail, media and telesales campaigns and use the Internet as a communications pipeline to the customer once the initial contact is made. By providing the customer with access to their own “file folder” which from time to time gets filled with bonus points, we will induce a “stickiness factor” to our direct marketing programs thus creating more opportunity for follow-on sales.

Build Strong Brand Recognition.

     Our marketing strategy is to promote, advertise and increase its brand equity and visibility through comprehensive service and a variety of marketing and promotional techniques, including advertising and developing business alliances and strategic partnerships. The Company also intends to build brand recognition by fully exploiting its direct-to-market advantage.

Maintain Technology Leadership.

The Company has played leading role in creating and defining the market for electronic call center management and intends to continue to develop technology that electronically links consumers to our marketing center. Our internal development group has expanded and we will continue to invest in and enhance its technology in order to further simplify and automate the process of direct marketing.

Promote Strategic Relationships.

We intend to continue to leverage strategic relationships to enhance brand recognition of our marketing center and increase revenue resulting from connectivity with electronic commerce solutions. We will also selectively pursue strategic alliances and business partnerships in order to leverage the Company’s current market position, increase its online visibility and accelerate distribution of its products. We believe that opportunities also exist for it to further broaden its product and services offerings through strategic alliances.

Expand Product and Service Offerings.

     We intend to broaden the product offerings into related consumer product areas including insurance and other complementary services. We believe that our network of call centers will further enhance the level of service we are able to provide to our clients as ours skilled customer service representatives cultivate ongoing relationships with client customers.

COMPETITION

     The mortgage market is intensely competitive and rapidly evolving, and competition is expected to intensify even more in the future. Consumer Direct competes mainly on the selection of mortgage products it offers and on customer service. Barriers to entry are minimal, and current and new competitors can launch new sites on the Internet at relatively low cost. In addition, the residential mortgage loan business is intensely competitive. Consumer Direct currently competes with traditional mortgage companies and Internet companies offering mortgage and real estate related services, including, but not limited to:

•	Various online mortgage brokers, including E-LOAN, Inc. and Lendingtree.com;

•	mortgage banking companies, commercial banks, savings associations, credit unions and other financial institutions which originate mortgage loans;

•	Real estate agents; and

•	Mortgage brokers.

Many of Consumer Direct’s mortgage banking and mortgage brokerage competitors have competitive advantages including the following:

•	Longer operating histories;

•	Greater name recognition and more extensive customer bases; and

•	Substantially greater financial, marketing, technical and other resources.

As previously stated, Consumer Direct’s business depends primarily on providing direct person to person mortgage services to a diversified client base consisting of consumers. To remain competitive, Consumer Direct must increase the volume of mortgage loan transactions that it effects through Consumer Direct and maintain sustainable margins on such mortgage transactions.

     Also, Consumer Direct will need to maintain strategic relationships with a critical mass of lenders and mortgage brokers to fulfill consumer demand. This will take significant time and resources, and will require that Consumer Direct provide it’s lending and brokerage partners with compelling reasons to partner with Consumer Direct, as many of these partners are also current or potential competitors of Consumer Direct.

     Finally, Consumer Direct will need to continue developing its technology to facilitate transactions for both consumers and lenders, as well as to permit lenders and other strategic partners to integrate their services easily and seamlessly with those of Consumer Direct.

LICENSING AND REGULATION OF MORTGAGE AND AUTO LOAN BUSINESS

We are licensed as a mortgage broker, or are otherwise authorized to originate mortgage loans in Nevada etc.... The Company’s mortgage broker/barker operations are subject to extensive regulation by federal and state authorities. The United States Department of

Housing and Urban Development Q’HUD”) regulates certain aspects of the mortgage lending business. The Real Estate Settlement Procedures Act of 1974 ’RESPA, a Federal statute, requires that certain disclosures, such as a Truth-in-Lending Statement, be made to borrowers and that certain information, such as the HUD Settlement Costs booklet, be provided to borrowers. The Fair Housing Act prohibits among other practices, discrimination, unfair and deceptive, trade practices, and requires disclosure of certain basic information to mortgagors concerning illicit terms. If the Company fails to comply with such regulations, possible consequences could include loss of approved status, demands for indemnification, class action lawsuits, and administrative enforcement actions.

RESPA contains certain prohibitions regarding the giving or taking of a fee, anything of value for the referral of business to any S-IC person or however, there is no prohibition regarding the payment of reasonable for the provision of goods, services and facilities. From time to time in its debate over tax reform, Congress has discussed eliminating deductibility of mortgage interest. Should this occur, it would reduce the number of than who can afford homeownership, which would reduce potential demand for the Company’s products and services. Additionally several large law firms have promoted class action claims alleging that certain industry fee practices violate RESPA. while the Industry has responded vigorously to these activities, no assurances can be given as to their outcome and the impact on the industry.

In California, regulation and licensing of mortgage brokers falls under the California Department of Real Estate DRE. Other than banking industry employees, who are exempt from DRE licensing requirements, individuals engaged directly in the origination of loans or the dissemination of certain information are required to be licensed by the ORE. Accordingly, the Company and some of its affiliates will be required to be licensed in accordance with the differing requirements of the various states in which offices and operations are established. Failure by the Company to comply with the multitude of government regulations and licensing requirements to which it Is subject could have material adverse effect on the Company’s business, financial condition and results of operations.

EMPLOYEES

As of December 31, 2002, we employed 347 full-time employees, of whom 260 were in mortgage loan operations, 35 were in direct marketing, 26 were in real estate operations, 20 were in administration, 2 were in marketing and business development, and 4 were in engineering. As we continue to grow and introduce more products, we expect to hire more personnel, particularly in the area of loan operations. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement. We believe that relations with our employees are good.

ITEM 2. PROPERTIES

The Company leases the premises in Irvine, California. The lease provides for monthly payments of $7,048 with the company responsible for insurance, property taxes and utility costs associated with the property. The term of the lease is sixty (60) months ending in March 2004.

The Company leases the premises at Sandhill Road in Las Vegas, Nevada. The lease provides for monthly payments of $14,838 with the company responsible for insurance, property taxes and utility costs associated with the property. The term of the lease is thirty six (36) months ending in July 2005. The Company also leases the premises at Meadows Lane in Las Vegas, Nevada. The lease provides for monthly payments of $8,910 on a month to month basis with the company responsible for insurance, property taxes and utility costs associated with the property.

The Company leases the premises in Lakewood, Colorado. The lease provides for monthly payments of $3,444 for 2003 and thereafter, and $3,336 for 2002, with the company responsible for insurance, property taxes and utility costs associated with the property. The term of the lease is thirty six and one-half (36.5) months ending in February 2004.

The rent expense for all facilities for the year ended December 31, 2002 and 2001 is $277,406.

ITEM 3. LEGAL PROCEEDINGS

On May 8, 2002, a lawsuit was filed in the Superior Court of the State of California, Santa Ana, California, Case Number 02CC06670 against the Company, its chief executive officer and others. Plaintiffs allege breach of fiduciary duty; fraudulent diversion of corporate funds; accounting, equitable execution on defendants’ property; conspiracy to convert corporate assets, cause dissolution of plaintiff and defraud creditors; and use of corporate funds to benefit officers’ own business. The Company, its chief executive officer and others have subsequently responded and brought forth a cross-complaint for wrongful termination, breach of agreement and conversion of interests. The Company believes it has meritorious defenses against these actions and intends to vigorously defend them.

PART II

ITEM 4. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

CONSUMER DIRECT OF AMERICA INC.’s (the “Company”) common stock has been quoted on the OTC:BB under the symbol “CDIT” since its merger with Blue Star Coffee on February 20, 2002. Prior to this time, there was no public market for the Company’s common stock. The following table shows the high and low sale prices per share of the Company’s common stock as reported on the OTC:BB for the periods indicated:

	High	Low

Fiscal 2002:
First Quarter	$0.29	$0.13
Second Quarter	0.70	0.18
Third Quarter	.56	0.20
Fourth Quarter	.45	0.05

On March 31, 2003, the last reported sale price of the Company’s common stock on the OTC:BB was $0.41 per share. The Company had approximately 485 holders of record of our common stock on that date.

The Company has never declared or paid any cash dividends on its capital stock. The Company currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 5. SELECTED FINANCIAL RESULTS

Below are the operating results for the Company by quarter. The Company returned to profitability in the fourth quarter after it had completed its substantial investment in expanding its plant and technical operations. Loan origination revenue is for the seven month period beginning June 6, 2002 and does not reflect a full twelve months of operating revenue. Licensing agreements were discontinued and all license holders were converted into common stock.

Consumer Direct of America
2002 Financial Results by Quarter

					One Year Ended

	3/31/2002	6/30/2002	9/30/2002	12/31/2002	12/31/2002

REVENUES:
Marketing revenues	$250,335	$307,047	$302,456	$116,411	$976,249
Licensing agreements	460,300	71,500	—	—	531,800
Loan origination and commissions		774,080	2,293,060	2,395,571	5,462,711
Rental income		9,875	3,580	11,175	24,630

Total revenues	710,635	1,162,502	2,599,096	2,523,157	6,995,390
EXPENSES:
Selling, general and administrative	852,333	2,193,563	2,796,575	2,612,878	8,455,349

Total expenses	852,333	2,193,563	2,796,575	2,612,878	8,455,349

OPERATING INCOME (LOSS)	(141,698)	(1,031,061)	(197,479)	(89,721)	(1,459,959)

OTHER INCOME/(EXPENSES):
Depreciation expense	(129,902)	(133,170)	(131,536)	(192,549)	(587,157)
Interest expense	(152,904)	(257,049)	(531)	290,731	(119,753)
Other expenses			(2,872)	(2,291)	(5,163)

Total other income/(expenses)	(282,806)	(390,219)	(134,939)	95,891	(712,073)

NET ORDINARY INCOME (LOSS)	$(424,504)	$(1,421,280)	$(332,418)	$6,170	$(2,172,032)

Accumulated Deficit, beginning of period	(1,377,280)	(1,801,784)	(3,223,064)	(3,555,482)	(1,377,280)
Accumulated Deficit, end of period	$(1,801,784)	$(3,223,064)	$(3,555,482)	$(3,549,312)	$(3,549,312)

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this document. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed below under Factors Affecting Future Operating Results. The Company disclaims any obligation to update information contained in any forward-looking statement.

OVERVIEW

The Company is a direct-to-consumer mortgage broker whose revenues are derived primarily from the origination commissions earned on the closing of mortgage and home equity loans that it sells. The Company also earns income from third parties who hire our Direct Marketing Group to sell products for them. During 2002, the Company embarked on an internally funded expansion program in order to increase the capacity of its direct to consumer marketing capacity. The Company doubled the size of its call center facility to 13,000 sq. ft. from 6,800 sq. ft. and upgraded its I3 telephony software to provide for extended capacity. The costs to do this were in excess of $1 million dollars which the Company invested during the second and third quarters of 2002. Completion of the expansion was 80% completed by year end and operations returned to normal by the first quarter of 2003.

Management decided to perform this upgrade while production was relatively low such that it would not have to re tool at a later date during high productivity periods. This infrastructure expansion accounts for most of the operating losses during 2002 as management has chosen not to capitalize these expenses but rather expense them in order to reduce any drag on future earnings.

MORTGAGE REVENUES — QUARTERLY RESULTS

The Company’s mortgage revenues are primarily derived from the origination of brokering of loans. Brokered loans are funded through lending partners and the Company never takes title to the mortgage. The following table sets forth the unaudited results of operations for the Company’s Mortgage Division on a quarterly basis for the seven month period ending 12/31/02.

	MORTGAGE DIVISION

					One Year Ended

	3/31/2002	6/30/2002	9/30/2002	12/31/2002	12/31/2002

REVENUES:
Marketing revenues and commissions				$—	$—
Licensing agreements				—	0
Loan origination		774,080	2,398,060	2,349,082	5,521,222
Rental income		9,875	3,580	11,375	24,830

Total revenues	0	783,955	2,401,640	2,360,457	5,546,052
EXPENSES:
Selling, general and administrative		733,506	2,272,852	2,132,978	5,139,336

Total expenses	0	733,506	2,272,852	2,132,978	5,139,336

OPERATING INCOME (LOSS)	0	50,449	128,788	227,479	406,716

OTHER INCOME/(EXPENSES):
Depreciation expense		(3,268)	(1,634)	(20,199)	(25,101)
Interest expense				—	0
Other expenses				—	0

Total other income/(expenses)	0	(3,268)	(1,634)	(20,199)	(25,101)

NET ORDINARY INCOME (LOSS)	$—	$47,181	$127,154	$207,280	$381,615

Revenues increased from the first quarter to the fourth quarter of 2002 from $710,635 to $2,274,506. A significant portion of these increases resulted from growth in the dollar volume of mortgage and home equity loans funded, as well as a steady increase in mortgage revenue earned per loan. Mortgage revenues increased from $774,080 in the second quarter to total $4,741,455 for the year. The Division generated an operating profit of $406,716 for the year. Income steadily rose due to the increased number of closed loans from our Colorado loan center and from conversions Las Vegas Mortgage 100% commission based loan officers to CDL commission split loan officers. As the operating results for the Mortgage Division are truncated and only represent a seven month period, Net Income results would be significantly higher for the full twelve month period. In addition, the Company believes the profitability of the Division should continue to grow as more and more of our loan officers are converted to the CDL split commission format.

The chart below illustrates the Pro-Forma analysis of FY 2002 comparison between actual results and a Pro-Forma twelve months operating profit under the CDL commission format.

		2002 ACTUAL	2002 IF FULL YEAR AND
		Operations	70% COMMISSION INSTEAD OF 100%

Units Funded		1,114	1,938
Total Revenue loans		5,480,000	9,606,000
Total Commission		4,665,148	5,881,788

Gross Profit		814,852	3,724,212

	Gross Margin %	14.87%	38.77%

     The Company expects refinance activity to decline in the second half of 2003 and that growth in purchase and non-prime mortgages will help offset the decline in refinance volume, resulting in an overall similar mortgage revenue (excluding interest income) amount in 2003 as compared to 2002. The Company expects revenues to continue to grow as it acquires additional mortgage companies and converts them to the CDL operating format.

OPERATING EXPENSES

Total Operating Expenses. Total operating expenses decreased from $2.27 million in the third quarter to $ 2.13 million in the fourth quarter. Operating expenses are relatively stable at the current range based on existing production.

Gross Margin. Gross margin is defined as revenue minus operations expense, which includes variable and fixed expenses.

Gross margin increased from the second quarter to the fourth quarter of 2002 from $50.5 thousand to $227 thousand, an increase of over 400%. The growth in gross margin is due largely to the contribution from the CDL hot lead marketing system, as well as increased revenue per loan, coupled with technology and process improvements. The Company expects the margins on closed loans to grow during 2003 as it enters the sub prime market and expands its hot lead marketing system to other branches.

DIRECT MARKETING REVENUES — QUARTERLY RESULTS

We operate a national marketing center in Las Vegas, Nevada housing state-of-the-art phone and computer systems, which provide us with the ability to operate numerous marketing campaigns for our customers. We capture and track consumer data, producing real-time reports for effective analysis, modifications and redirecting towards other products and services in which the client may have an interest or need. We are paid on a success rate per product sold and are usually paid for our services within one week.

	CALL CENTER

	Three months ended	Three months ended	Three months ended	Three months ended	One Year Ended

	3/31/2002	6/30/2002	9/30/2002	12/31/2002	12/31/2002

REVENUES:
Marketing revenues and commission	$250,335	$307,047	$302,456	$116,411	$976,249
Licensing agreements					0
Loan origination					0
Rental income					0

Total revenues	250,335	307,047	302,456	116,411	976,249
EXPENSES:
Selling, general and administrative	407,738	661,330	333,332	211,098	1,613,498

Total expenses	407,738	661,330	333,332	211,098	1,613,498

OPERATING INCOME (LOSS)	(157,403)	(354,283)	(30,876)	(94,687)	(637,249)

OTHER INCOME/(EXPENSES):
Depreciation expense	(129,902)	(129,902)	(129,902)	(172,350)	(562,056)
Interest expense					0
Other expenses					0

Total other income/(expenses)	(129,902)	(129,902)	(129,902)	(172,350)	(562,056)

NET ORDINARY INCOME (LOSS)	$(287,305)	$(484,185)	$(160,778)	$(267,037)	$(1,199,305)

Operating Revenues The Direct Marketing Division held its quarterly revenue stream relatively constant until the fourth quarter when revenue dropped sharply due to writing off uncollectible receivables from two call center customers totaling over $200 thousand dollars. The center did not post the internal charges between inter-company fees for its hot lead program to the Mortgage Division.

Expenses Operating expenses rose during the first and second quarter to $661,330 as the company doubled the size of its call center facility. In addition, the Company upgraded its Interactive Intelligence (I3) telephony software system and installed its high bandwidth communications platform in its newly acquired mortgage branches. The full expenses of the technology team is 100% allocated to the Direct Marketing Division and has not been allocated to other operating groups. Allocation of this cost unit pro-rata to the other operating groups should reduce operating expenses to this unit.

Non-Cash Expenses This business unit carries 100% 0f the allocation for the network and hardware infrastructure of the company, less small items such as personal computers. As a result of this accounting policy, Direct Marketing is allocated $562,056 in depreciation expense which represents 50% of the operating loss of the Division.

ITEM 7. COMPARISON OF FINANCIAL RESULTS FY 2001 and FY 2002

The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is qualified by reference to the Financial Statements and Notes thereto appearing elsewhere in this document. The balance sheet data as of December 31, 2001 and 2002 and the income statement data for each of the two years in the period ended December 31, 2002 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this document.

	2002	2001

REVENUES:
Marketing revenues and commissions	$1,570,694	$—
Licensing agreements	531,800	—
Loan origination	4,741,455	—
Rental income	24,630	—
Other income	126,811	—

Total revenues	6,995,390	—
EXPENSES:
Selling, general and administrative	8,455,349	373,733
Depreciation expense	587,157	151

Total expenses	9,042,506	373,884

OPERATING INCOME (LOSS)	(2,047,116)	(373,884)

OTHER INCOME/(EXPENSES):
Interest income	15,812	—
Interest expense	(119,753)	—
Other expenses	(20,975)

Total other income/(expenses)	(124,916)	—

NET ORDINARY INCOME (LOSS) BEFORE INCOME TAXES	(2,172,032)	(373,884)
BENEFIT FROM INCOME TAXES	1,183,763	—

NET INCOME (LOSS)	(988,269)	(373,884)
Accumulated Deficit, beginning of period	(373,993)	(109)
Accumulated Deficit from Merger	(1,003,287)	—

Accumulated Deficit, end of period	$(2,365,549)	$(373,993)

Basic and diluted weighted average number of common shares outstanding	23,874,851	3,933,476

Basic and diluted Net Income (Loss) per Share	(0.04)	(0.10)

	2002	2001

ASSETS
ASSETS:
Current assets:
Cash	$159,484	$790
Accounts receivable	383,918	—
Due from affiliates	—	—
Marketable securities	—	7,000
Prepaid expenses	8,772	—

Total current assets	552,174	7,790

Fixed assets:
Property and equipment, net	1,661,618	1,356

Total fixed assets	1,661,618	1,356

Other assets:
Notes receivable	30,875	—
Other assets	18,157	—
Goodwill	1,372,916	—
Deferred income tax asset	1,183,763	—

Total other assets	2,605,711	—

TOTAL ASSETS	$4,819,503	$9,146

	LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses	$1,199,242	$—
Interest payable	12,294	—
Loan from shareholders	—	27,470
Line of credit	29,669	—
Bridge notes payable	75,000	—
Current portion of long term debt	235,000	—

Total current liabilities	1,551,205	27,470

Long term debt:
Long term debt, net of current portion	51,718	—

Total long term debt	51,718	—

TOTAL LIABILITIES	1,602,923	27,470

Stockholders’ equity:
Common stock, $0.001 par value, 60,000,000 and 20,000,000 shares authorized, 34,441,599 and 5,692,787 shares issued and outstanding at December 31, 2002 and 2001, respectively	34,442	5,693
Additional paid-in capital — Common stock	5,547,687	349,976
Accumulated (deficit)	(2,365,549)	(373,993)

Total stockholders’ equity	3,216,580	(18,324)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,819,503	$9,146

REVENUES

Revenues for the year ended December 31, 2002 increased $6.995 million from $0.0 million for the twelve months ended December 31, 2001 to $6.995 million for the twelve months ended December 31, 2002. This increase resulted primarily from the growth in the number of mortgage and home equity loans closed, as well as the fee revenue generated by contract services in the call center.

OPERATING EXPENSES

Total Operating Expenses. Total operating expenses increased to $9.3 million for the twelve months ended December 31, 2002 from $373 thousand for the twelve months ended December 31, 2001. The increase is primarily due to the acquisition of Lending Services in June 2002.

Other Income/Expense Other Income/Expense increased $124,916 due to the interest costs associated with certain debt financing offered during 2002. This debt financing has been converted into common stock and reduced to $286,718. The Company plans to retire these obligations during 2003.

General and Administrative. General and administrative expenses increased to $8.45 million for the twelve months ended December 31, 2002 from $373 thousand for the twelve months ended December 31, 2001.

Depreciation. Depreciation expense increased from $151 in 2001 to $587,157 in 2002. The primary increase was the addition of the call center hardware and systems software.

Income/Loss per Share. The loss per share reduced from $0.10 per share in 2001 to $ 0.04 per share in 2002. The main reason for the reduction in losses was the increase in margin in the mortgage division.

Stock Compensation. The Company accounts for stock- based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and complies with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the excess of the estimated fair value of the Company’s stock over the exercise price, if any, on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Non- Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources of cash flow include cash commissions from the brokerage of mortgages, borrowings under institutional credit facilities, marketing fees, interest income, and the sale of debt and equity securities in both private and public transactions. The Company’s uses of cash include operating expenses, payment of interest, and capital expenditures primarily comprised of furniture, fixtures, computer equipment, software and leasehold improvements.

Net cash used in operating activities was $159,669 and $848,205 for the twelve months ended December 31, 2001 and 2002, respectively. Net cash used in operating activities during the twelve months ended December 31, 2001, was primarily due to the operations of Blue Star Coffee prior to its merger with Consumer Capital Holdings. Net cash used in operating activities during the twelve months ended December 31, 2002, was primarily due to the increase in expansion of the Company’s call center facility and Company wide infrastructure upgrades and depreciation.

Net cash provided by investing activities was $8,507 for the twelve months ended December 31, 2001 and net cash used in investing activities was $232,749 for the twelve months ended December 31, 2002. Net cash provided by investing activities during 2001 was primarily due to the purchase of software, furniture, equipment and leasehold improvements. Net cash used in investing activities during 2002 was entirely due to purchases of software, furniture, equipment, business acquisition, and leasehold improvements.

Net cash provided by financing activities was $148,089 and $1.239 million for the twelve months ended December 31, 2001 and 2002, respectively. Net cash provided by financing activities in these periods was primarily from proceeds from borrowings under the Company’s lines of credit and other loans.

The Company believes that its existing cash and cash equivalents as of December 31, 2002 will be sufficient to fund its operating activities, capital expenditures and other obligations for the next twelve months. However, if during that period or thereafter the Company is not successful in generating sufficient cash flow from operations, or in raising additional funds when required in sufficient amounts and on terms acceptable to the Company, it could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be reduced.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report or presented elsewhere by management from time to time.

While We Achieved Our First Profitable Quarter During Fiscal 2002, We Have a History of Losses, and We May Not Be Able to Maintain Profitability

While we achieved our first profitable quarter during 2002, as of December 31, 2002, we have an accumulated deficit of $3.2 million. Because we expect our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to maintain profitability. We may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

We Have a Limited Operating History and Consequently Face Significant Risks and Challenges in Building Our Business

We cannot assure you that we will be able to operate successfully if a downturn in the mortgage business occurs. As a result of our limited operating history, our recent growth and our reporting responsibilities as a public company, we may need to expand operational, financial and administrative systems and control procedures to enable us to further train and manage our employees and coordinate the efforts of our underwriting, accounting, finance, marketing, and operations departments.

Our Quarterly Financial Results Are Vulnerable to Significant Fluctuations and Seasonality, Which Could Adversely Affect Our Stock Price

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. Certain months or quarters have historically experienced a greater volume of purchase money mortgage and auto loan applications and funded loans. As a result, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

Interest Rate Fluctuations Could Significantly Reduce Customers’ Incentive to Refinance Existing Mortgage Loans

A significant percentage of our mortgage customers use our services to refinance existing mortgages and they are motivated to do so primarily when interest rates fall below the rates of their existing mortgages. In the event interest rates significantly increase, consumers’ incentive to refinance will be greatly reduced and the number of loans that we originate could significantly decline.

Uncertainty With Respect to the Time It Takes to Close Mortgage Loans Can Lead to Unpredictable Revenue and Profitability

The time between the date an application for a mortgage loan is received from a customer and the date the loan closes can be lengthy and unpredictable. The loan application and approval process is often delayed due to factors over which we have little or no control, including the timing of the customer’s decision to commit to an available interest rate, the close of escrow date for purchase loans, the timeliness of appraisals and the adequacy of the customer’s own disclosure documentation. Purchase mortgage loans generally take longer to close than refinance loans as they are tied to the close of the property sale escrow date. This uncertain timetable can have a direct impact on our revenue and profitability for any given period. We may expend substantial funds and management resources supporting the loan completion process and never generate revenue from closed loans. Therefore, our results of operations for a particular period may be adversely affected if the mortgage loans applied for during that period do not close in a timely manner or at all.

We Have Recently Experienced Significant Growth in Our Business, and If We Are Unable to Manage this Growth, Our Business Will Be Adversely Affected

Over the past two years we have experienced significant growth, which has placed a strain on our resources and will continue to do so in the future. Our failure to manage this growth effectively could adversely affect our business. We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls. Our headcount has grown substantially. At December 31, 2001 and 2002, we had 36 and 347 full-time employees, respectively.

The Termination of One or More of Our Mortgage Funding Sources Would Adversely Affect Our Business

Under our agreements with each of our lenders, we make extensive representations, warranties and various operating and financial covenants. A material breach of these representations, warranties or covenants could result in the termination of our agreements. The Termination of Our Auto Line of Credit Would Adversely Affect Our Business

Our Business Will be Adversely Affected if We Are Unable to Safeguard the Security and Privacy of Our Customers’ Financial Data

We retain on our premises personal financial documents that we receive from prospective borrowers in connection with their loan applications. These documents are highly sensitive and if a third party were to misappropriate our customers’ personal information, customers could possibly bring legal claims against us. We cannot assure you that our privacy policy will be deemed sufficient by our prospective customers or compliant with any federal or state laws governing privacy, which may be adopted in the future.

ITEM 8. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate movements significantly impact our volume of closed loans and represent the primary component of market risk to us. In a higher interest rate environment, consumer demand for mortgage loans, particularly refinancing of existing mortgages, declines.

ITEM 9. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Accountants, Financial Statements and Notes to Financial Statements begin on page F-1.

ITEM 10. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 11. DIRECTORS AND EXECUTIVE OFFICERS

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. The Company’s directors and executive officer are as follows:

Name	Age	Position	Appointed	Term

Michael A. Barron	52	Chariman, CEO and President	Feb. 20, 2002	3 yrs
Wayne K. Bailey	53	CFO/COO	November 1, 2002	2 yrs
Paul Grady	48	Exec. Vice President	Feb. 20, 2002	3 yrs
Terry Vickery	38	Director	August 6, 2002	2 yrs

     The following are the Officers, Directors, and Key Management of the Company.

Name	Position

Michael A. Barron	Chairman, President, CEO & Director
Wayne Bailey	CFO/COO
Paul Grady	Executive Vice President – and Director
Joseph Cosio-Barron	Vice President – Corporate Counsel
Michael Accardi	Vice President, Chief Technology Officer
Dianne D. David	President – Consumer Direct Lending

     Michael A. Barron Chairman & CEO joined CONSUMER DIRECT Corporation in January 2001. From March 1995-1998, Mr. Barron pioneered the first nationwide commercially deployed video conference mortgage financing platform for Intel Corporation which as a licensed mortgage banker and broker in 20 states originated over $1 billion in fundings. From April 1992 to March 1995, Mr. Barron served as a business consultant for such companies as TRW, Pacific Bell and AT&T. Mr. Barron, in November 1989, founded and served as President, until 1994, of Finet Holdings Corporation (NASDAQ:FNCM), a publicly traded mortgage broker and banking business specializing in e-mortgage financing on site in real estate offices and remote marketing origination via the Internet (www.finet.com). In May 1984, Mr. Barron founded SOLD, one of the first companies to provide real estate companies with integrated PC based accounting and sales management systems. The “SOLD” system was purchased by over 10,000 offices and agents nationwide including Coldwell Banker, Realty World, and Century 21. In June 1979, TRW hired Mr. Barron to develop its real estate information services division (TRW/REIS) that acquired 11 companies in the field and eventually became the world’s largest repository of real estate property information — Experian. Mr. Barron was a founder of Citidata, the first electronic provider of computerized real estate multiple listing services (MLS) in the nation from 1975 to 1979. Citidata operated computerized listing services for over 60 of the nation’s largest MLS associations and was acquired by Moore Industries of Canada in 1979. Mr. Barron holds a B.S. degree from California Polytechnic University and has completed courses in the MBA program at UCLA.

     Wayne Bailey CFO Wayne Bailey joined Consumer Direct in the fall of 2002. From January 1990 – 2002 he was Chief Operating Officer and Chief Financial Officer of a network of companies in the Aerospace, steel processing, Specialty Rebar, and metal forming industries. These companies grew to employ over 350 people with revenues in excess of $35 million. All of these companies were acquired from financially troubled situations and became very profitable after being restructured. This restructuring included the debt both secured and unsecured, installing information systems, and management systems. During this time Mr. Bailey also served as a consultant to companies in the Mortgage business, wood laminating, bottled water, bookbinding, wholesale siding, cabinet manufacturing and plastics industries. In August 2002 Mr. Bailey was responsible for arraigning the licensing of a new-patented paint tray to the largest wallpaper adhesive company in the country. This license included the manufacturing, and introduction of the tray at the National Hardware show in which it was awarded Best New Product of the Show and was featured on Good Morning America. In 1978 Mr. Bailey founded AIM Plastics Inc, which in ten years, grew to employee 65 people with annual sales of $15 million this company developed the process for forming PET plastic and became part of the development team of Eastman Chemical for the PET products. This resulted in a major combined sales effort in conjunction with Eastman Chemical. The combined effort with Eastman Chemical increased sales for PET products in excess of $500 million. AIM’s products became the standard in the confectionary industry for large retail packaging. Mr. Bailey worked with Arthur Young and Company as an auditor, and as lead on audits of small to mid sized companies both public and private. He helped develop procedures and methods to protect corporate assets for clients. This resulted in the detection of $15 million in mis-used corporate assets and the return of over $6 million. Mr. Bailey attended the University of Utah, Henager College of Business and LDS Business College earning degrees in Accounting and Business Administration.

     Paul Grady EVP, was the Co-founder and Chief Operating Officer of City Mortgage. Mr. Grady is founder, President and CEO since 1990 of Commercial Capital, Inc., d/b/a City Mortgage, with principal executive office in Las Vegas, Nevada. City Mortgage has grown to provide $80 million in residential financing and over $20 million in commercial financing, with $100 million for 1998. City Mortgage moved from a strictly brokerage firm providing conventional and private investor fundings to a full service “mortgage banking firm” with licensing in four western states and affiliations allowing financing in all 50 states. In 2000, Mr. Grady merged City Mortgage with an electronic mortgage company. Mr. Grady received a Bachelor of Science Degree from Ohio State University.

     Dianne D. David President – Consumer Direct Lending has over 20 years in the Real estate industry, including owning her own residential mortgage brokerage firm for a period of time. Ms. David held the title of Vice President – Sales Manager for Virtual Mortgage Network. In this capacity Ms. David managed national residential mortgage sales for the company. Ms. David facilitated the sale of the mortgage marketing system to the top 100 real estate companies nationwide. In addition to sales Ms. David managed the contract review process, installation of video conferencing systems and marketing production activities of the over 100 independent real estate companies. Ms. David’s’ sales management resulted in growth of the company from 10 million dollars per month to over 100 million dollars per month in closed marketing production through the development of controlled business arrangements with Realtors in 17 states. Ms. David also held the position of Vice President, Lender Services for Finet Corporation. In this capacity Ms. David developed and managed over $600 million in residential marketing production in 1992 with a supervised staff of 72 field sales persons.

     Michael Accardi – VP Chief Technology Officer joined the company in August of 2001 with the acquisition of the assets of the 21st Century call center in Las Vegas. His prior responsibilities were as the Chief Technical Officer for Travelscape — an Internet travel and reservations network. While there he supervised the technical infrastructure and operations of the network systems. Before joining Travelscape, he was the Systems Vice President at First Plus — a large mortgage call center environment specializing in 2nd trust deed refinancing. His responsibilities included the technical management of several large-scale call centers in multiple locations.

Directors

Directors of the Company serve for one to three year terms. The Company’s bylaws currently provide for a board of directors comprised of a minimum of three directors.

Board Committees

The Company currently has no compensation committee or other board committee performing equivalent functions. Currently, the members of the Company’s board of directors participate in discussions concerning executive officer compensation.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

ITEM 12. EXECUTIVE COMPENSATION

The Company has employment agreements with its key executive officers.

Name	Position	Salary	Stock Options

Michael Barron	Chairman,CEO, President	$180,000	1.6 million sh
Wayne Bailey	CFO/COO	$180,000	1.6 million sh
Paul Grady	Exec. Vice President	$120,000	1.6 million sh
Joseph Cosio-Barron	Corporate Counsel	$120,000	1.6 million sh

Employment Agreements

The Company currently has employment agreements with its key officers incorporated herein by reference.

Board Compensation

Members of the Company’s board of directors do not receive cash compensation for their services as directors, although some directors are reimbursed for reasonable expenses incurred in attending board or committee meetings.

ITEM 13. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the date of December 31, 2002, with respect to the beneficial ownership of the Common Stock of the Company by (i) each director, (ii) each executive officer, (iii) the directors and officers of the Company as a group, (iv) and each person known by the Company to own beneficially more than five percent (5%) of the Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Position	Number of Shares Owned	Percentage

Michael A. Barron	Chairman, CEO, President	3.2 million	9.29%
Paul Grady	Exec. Vice President	3.2 million	9.29%

1) The address of officers and directors in the table is c/o Consumer Direct of America, 6330 Sandhill Rd., Suite 6, Las Vegas, NV 89102.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 34,441,521 shares of common stock outstanding as of December 31, 2002.

ITEM 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No related transactions or relationships between the parties and the Company have been disclosed to the Company and Management believes there are none.

ITEM 15. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)  1. The following financial statements of CONSUMER DIRECT OF AMERICA, INC. and its subsidiaries are found in this Annual Report on Form 10-K for the fiscal year ended December 31, 2002:

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Barron Michael A. Barron	CEO, President, and Chairman	April 11, 2003

/s/ Wayne K. Bailey Wayne K. Bailey	Chief Financial Officer, Chief Operating Officer and Director (Principal Financial and Accounting Officer)	April 11, 2003

Lee Shorey	Secretary	April 11, 2003

/s/ Paul Grady Paul Grady	Director	April 11, 2003

/s/ Terry Vickery Terry Vickery	Director	April 11, 2003

CERTIFICATIONS

Dated: April 11, 2003

I, Michael A. Barron, certify that:

1.     I have reviewed this annual report on Form 10-K of CONSUMER DIRECT OF AMERICA, INC.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

/s/ Michael A. Barron Michael A. Barron Chairman and Chief Executive Officer

I, Wayne K. Bailey, certify that:

1.     I have reviewed this annual report on Form 10-K of CONSUMER DIRECT OF AMERICA, INC.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

/s/ Wayne K. Bailey Wayne K. Bailey Chief Financial Officer

CONSUMER DIRECT OF AMERICA
(Formerly Blue Star Coffee, Inc. )

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

CONSUMER DIRECT OF AMERICA, INC.
INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of
Consumer Direct of America
(formerly Blue Star Coffee, Inc.)
Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Consumer Direct of America (formerly Blue Star Coffee, Inc.) (a Corporation), as of December 31, 2002 and 2001, and the related consolidated statements of income and accumulated deficit, statement of changes in stockholders’ equity, and consolidated statement of cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumer Direct of America (formerly Blue Star Coffee, Inc.) as of December 31, 2002 and 2001, and the result of its operations, accumulated deficit, and its cash flows for the periods ended December 31, 2002 and 2001, in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 8 to these financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to this issue is also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chavez & Koch, CPA’s, Ltd.

April 10, 2003
Henderson, Nevada

CONSUMER DIRECT OF AMERICA
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2002 AND 2001

	2002	2001

ASSETS
ASSETS:
Current assets:
Cash	$159,484	$790
Accounts receivable	383,918	—
Due from affiliates	—	—
Marketable securities	—	7,000
Prepaid expenses	8,772	—

Total current assets	552,174	7,790

Fixed assets:
Property and equipment, net	1,661,618	1,356

Total fixed assets	1,661,618	1,356

Other assets:
Notes receivable	30,875	—
Other assets	18,157	—
Goodwill	1,372,916	—
Deferred income tax asset	1,183,763	—

Total other assets	2,605,711	—

TOTAL ASSETS	$4,819,503	$9,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses	$1,199,242	$—
Interest payable	12,294	—
Loan from shareholders	—	27,470
Line of credit	29,669	—
Bridge notes payable	75,000	—
Current portion of long term debt	235,000	—

Total current liabilities	1,551,205	27,470

Long term debt:
Long term debt, net of current portion	51,718	—

Total long term debt	51,718	—

TOTAL LIABILITIES	1,602,923	27,470

Stockholders’ equity:
Common stock, $0.001 par value, 60,000,000 and 20,000,000 shares authorized, 34,441,599 and 5,692,787 shares issued and outstanding at December 31, 2002 and 2001, respectively	34,442	5,693
Additional paid-in capital — Common stock	5,547,687	349,976
Accumulated (deficit)	(2,365,549)	(373,993)

Total stockholders’ equity	3,216,580	(18,324)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,819,503	$9,146

The accompanying independent auditors’ report and notes to financial statements should be read in conjunction with these Balance Sheets.

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

REVENUES:
Marketing revenues and commissions	$1,570,694	$—
Licensing agreements	531,800	—
Loan origination	4,741,455	—
Rental income	24,630	—
Other income	126,811	—

Total revenues	6,995,390	—
EXPENSES:
Selling, general and administrative	8,455,349	373,733
Depreciation expense	587,157	151

Total expenses	9,042,506	373,884

OPERATING INCOME (LOSS)	(2,047,116)	(373,884)

OTHER INCOME/(EXPENSES):
Interest income	15,812	—
Interest expense	(119,753)	—
Other expenses	(20,975)

Total other income/(expenses)	(124,916)	—

NET ORDINARY INCOME (LOSS) BEFORE INCOME TAXES	(2,172,032)	(373,884)
BENEFIT FROM INCOME TAXES	1,183,763	—

NET INCOME (LOSS)	(988,269)	(373,884)
Accumulated Deficit, beginning of period	(373,993)	(109)
Accumulated Deficit from Merger	(1,003,287)	—

Accumulated Deficit, end of period	$(2,365,549)	$(373,993)

Basic and diluted weighted average number of common shares outstanding	23,874,851	3,933,476

Basic and diluted Net Income (Loss) per Share	(0.04)	(0.10)

The accompanying independent auditors’ report and notes to financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

			Add’l Paid
	Common Stock		In Capital/		Income/(Loss)	Total
			Donated	Subscribed	Accumulated	Stockholders’
	Shares	Value	Capital	Stock	Dev Stage	Equity

Total
December 31, 2000	2,817,000	$2,817	$109,383	$(82,100)	$(109)	$29,991
Issued for cash
March 30, 2001	770,787	771	114,848	—	—	115,619
Issued for services
March 31, 2001	—	—	—	35,850	—	35,850
Issued for services
September 30, 2001	—	—	—	46,250	—	46,250
Issued for services
September 30, 2001	605,000	605	125,745	(126,350)	—	—
Issued for executive compensation
September 30, 2001	1,500,000	1,500	—	—	—	1,500
Issued for services
December 31, 2001	—	—	—	126,350	—	126,350
Net loss
December 31, 2001	—	—	—	—	(373,884)	(373,884)

Total
December 31, 2001	5,692,787	5,693	349,976	—	(373,993)	(18,324)
Issued for merger with Consumer Direct
February 20, 2002	17,593,863	17,594	2,731,830	—	(1,003,287)	1,746,137
Issued for cancellation of licenses
February 20, 2002	220,000	220	45,980	—	—	46,200
Issued for conversion of Participating Investment Certificates
February 20, 2002	1,079,449	1,079	(1,079)	—	—	—
Issued for purchase of Lending Services
June 1, 2002	2,650,000	2,650	1,359,076	—	—	1,361,726
Issued for conversion of note payable
October 22, 2002	211,667	212	62,288	—	—	62,500
Issued for conversion of note payable
October 22, 2002	26,667	27	7,973	—	—	8,000

The accompanying independent auditors’ report and the notes to financial statements should be read in conjunction with this Statement of Changes in Stockholders’ Equity.

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

			Add’l Paid
	Common Stock		In Capital/		Income/(Loss)	Total
			Donated	Subscribed	Accumulated	Stockholders’
	Shares	Value	Capital	Stock	Dev Stage	Equity

Issued for conversion of note payable
October 22, 2002	33,333	33	9,967	—	—	10,000
Issued for conversion of note payable
October 22, 2002	33,333	33	9,967	—	—	10,000
Issued for conversion of bridge note
December 15, 2002	2,728,000	2,728	493,272	—	—	496,000
Issued for conversion of bridge note
December 15, 2002	2,062,500	2,063	372,937	—	—	375,000
Issued for executive compensation
December 16, 2002	2,110,000	2,110	105,500	—	—	107,610
Net loss
December 31, 2002	—	—	—	—	(988,269)	(988,269)

Total
December 31, 2001	34,441,599	$34,442	$5,547,687	—	(2,365,549)	$3,216,580

The accompanying independent auditors’ report and the notes to financial statements should be read in conjunction with this Statement of Changes in Stockholders’ Equity.

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(988,269)	$(373,884)
Adjustments to reconcile net (loss) to net cash (used) by operations:
Depreciation	587,157	151
Stock based compensation	109,283	209,950
Increase in accounts receivable	(12,115)	—
(Increase) decrease in prepaid expenses	(4,446)	4,084
Decrease in deposits	4,944	—
Increase in deferred tax assets	(1,183,763)	—
Increase in accounts payable and accrued expenses	639,004	—

Net cash used in operating activities	(848,205)	(159,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(121,013)	(1,507)
Business acquisition	(87,861)	—
Notes receivable	(30,875)	—
(Increase) decrease in marketable securities	7,000	(7,000)

Net cash used in investing activities	(232,749)	(8,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to shareholder	(27,470)	32,470
Issuance of common stock	—	771
Increase in additional paid-in capital	—	114,848
Increase in accrued interest on financing	12,294	—
Net proceeds from line of credit	29,669	—
Proceeds from issuance of notes payable	279,155	—
Proceeds from issuance of bridge notes	946,000	—

Net cash provided by financing activities	1,239,648	148,089

NET INCREASE (DECREASE) IN CASH	158,694	(20,117)
CASH, BEGINNING OF PERIOD	790	20,907

CASH, END OF PERIOD	$159,484	$790

SUPPLEMENTARY INFORMATION:
Interest paid	$683	$531

The accompanying independent auditors’ report and notes to financial statements should be read in conjunction with these Statements of Cash Flows.

CONSUMER DIRECT OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 1 — NATURE OF ORGANIZATION

Description of business

Consumer Direct of America, formerly Blue Star Coffee, Inc. — A Development Stage Company (the “Company”) was incorporated in the state of Nevada on July 28, 2000. Currently, the Company operates marketing centers utilize state-of-the-art phone and computer systems to provide the Company with the ability to operate numerous marketing campaigns for their customers. Additionally, the Company captures and tracks customer data, producing real-time reports for effective analysis, modifications and redirecting towards other products and services in which their clients may be interested. Currently, the Company maintains call centers in two different locations: Las Vegas, Nevada, and Denver, Colorado. The Company’s corporate headquarters are in Las Vegas, Nevada. The Company recently acquired mortgage brokerage and real estate services enterprises located in Las Vegas, Nevada.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying consolidated financial statements of Consumer Direct of America have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation have been included

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

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

CONSUMER DIRECT OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2002

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

Cash and Cash Equivalents

Cash equivalents consist of all highly liquid financial instruments with maturity of three (3) months or less when purchased.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its carrying amount. The amount of impairment loss, if any, is measured as the difference between net book value of the asset and its estimated fair value

The Company evaluates the recoverability of its long-lived assets in accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when management’s estimates of discounted future operating cash flows expected to result from the use of the asset is less than its carrying amount.

CONSUMER DIRECT OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2002

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

The Company has adopted Financial Accounting Standards Board Statement No. 142 which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under the provisions of FAS 142 goodwill is no longer required to be amortized but is subject to periodic testing for impairment.

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

Revenue Recognition

Marketing and commission revenues primarily represent revenues derived from the Company’s call centers operations. The Company receives either a percentage of the transactions or a fixed fee. Revenues are recorded net. Licensing revenues are recognized over the life of the license agreement. The Company recognizes loan origination revenues at the closing of the mortgage loan.

Advertising

Advertising costs are charged to operations when incurred. Advertising costs were $36,827 and zero for the years ended December 31, 2002 and 2001, respectively.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the periods in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

CONSUMER DIRECT OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2002

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recently Issued Accounting Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. Any gain or loss on extinguishments of debt that was classified as an

CONSUMER DIRECT OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30 for classification as an extraordinary item shall be reclassified. The provisions of SFAS 145 are effective for transactions occurring after May 15, 2002 with early adoption encouraged. The Company does not expect SFAS 145 to have material impact on its financial statements.

In June 2002, the FASB issued Financial Accounting Standards Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. The Statement addresses financial accounting an reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 and is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect SFAS 146 to have material impact on its financial statements.

In October 2002, the FASB issued Financial Accounting Standards Statement No. 147 “Acquisitions of Certain Financial Institutions” which does not apply to the Company.

NOTE 3 — BUSINESS COMBINATIONS

Effective February 20, 2002, in connection with a stock purchase agreement, Blue Star Coffee, Inc., a Nevada Corporation (“BSCF”) issued an aggregate of 17,593,863 newly issued and 5,692,787 previously issued and outstanding shares of its common stock at $.001 par value per share in exchange for all of the outstanding shares of the Company, in which the Company became a wholly-owned subsidiary of BSCF based on a conversion ratio of approximately 1.61 shares of BSCF’s common stock for each share of the Company’s common stock. This reverse merger qualified for a tax-free reorganization and has been accounted for as a recapitalization of the Company and the acquisition of BSCF and its book value.

Effective June 6, 2002, the Company acquired Lending Services Corporation (“Lending Services”) and Las Vegas Realty (“LV Realty”), in a business combination accounted for as a purchase. Lending Services is a mortgage company that originates loans primarily in Las Vegas, Nevada. LV Realty is a realty service company that primarily operates in Las Vegas, Nevada. The Company issued 2,650,000 shares of common stock and made cash payment of $100,000 in consideration for 100% of the issued and outstanding shares of common stock of Lending Services and LV Realty. The fair market value of the 2,650,000 shares of common stock issued in conjunction with the acquisition was $1,361,726 (based on the average closing bid price of the Company’s common stock for the three days before and three days after the acquisition date). The total purchase price was $1,461,726.

CONSUMER DIRECT OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

NOTE 3 — BUSINESS COMBINATIONS (CONTINUED)

The acquisition of Lending Services and LV Realty can be summarized as follows:

Assets acquired	$249,106
Liabilities assumed	(160,296)

Value of net assets acquired	88,810
Fair value of consideration tendered	(1,461,726)

Goodwill assigned to acquisition	$(1,372,916)

The results of operations for June 6, 2002 (date of acquisition) through December 31, 2002 of Lending Services and LV Realty are included in the accompanying condensed consolidated financial statements.

NOTE 4 — RELATED PARTY TRANSACTIONS

Due From Stockholders and Affiliates

At December 31, 2002, the Company has an amount due of approximately $30,875 from St. Andrews Golf International. St. Andrews Golf International was founded and is owned by a member of the Company’s management team who is also a stockholder. The receivable is payable on demand and bears interest at 10% per annum.

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

CONSUMER DIRECT OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

NOTE 5 — STOCKHOLDERS’ EQUITY (CONTINUED)

On February 20, 2002, the Company converted 3,227,036 shares of preferred stock into 3,227,036 shares of common stock; therefore, as of December 31, 2002, no preferred shares were outstanding.

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

During the year ended December 31, 2002, the Company issued 2,110,000 common shares for services rendered by certain members of management. The services were valued at $107,610.

The Company entered into a Common Stock Purchase Agreement with Consumer Capital Holdings, a Nevada corporation (“CCH”) on February 20, 2002. CCH and/or its designee(s) exchanged an aggregate of 12,989,000 issued and outstanding shares of common stock for an aggregate of 17,593,863 newly issued and 5,692,787 previously issued and outstanding shares of the Company’s common stock. Accordingly, an aggregate of 23,286,650 shares were then issued and outstanding.

During the year ended December 31, 2002 the Company issued 220,000 shares of common stock for the cancellation of a license agreement valued at $46,200. The Company also issued 1,079,449 for the conversion of its Participating Investment Certificates.

During the year ended December 31, 2002, the Company issued 2,650,000 shares of common stock in conjunction with its acquisition of Lending Services and LV Realty.

During the year ended December 31, 2002, the Company issued 305,000 shares of common stock in conjunction with the conversion of various notes payable.

During the year ended December 31, 2002, the Company issued 4,790,500 shares of common stock in conjunction with the conversion of Bridge notes.

During the year ended December 31, 2002, the Company issued 2,110,000 shares of common stock in conjunction with executive compensation.

During the year ended December 31, 2002, the Company is liable for issuing 35,000 shares of common stock in conjunction with interest accrued for short term financing arranged by the Company.

CONSUMER DIRECT OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

NOTE 6 — BRIDGE NOTES

During the year ended December 31, 2002, the Company began issuing Bridge Financing Notes (“The Notes”) to obtain up to $1,000,000 in financing. The loans are being issued to assist the Company with its initial public offering. Company assets are being used as collateral to secure the notes. The note terms call for each $100,000 promissory note to be repaid with $110,000 in cash, and warrants worth $100,000. The number of warrants will be determined by the principal amount of the notes issued divided by the stock price on the first day of trading subsequent to the closing of the public offering. As of December 31, 2002 the Company had defaulted on $75,000 outstanding in bridge notes.

NOTE 7 — CONTINGENCIES

Notes Payable

The Company has approximately $75,000 of Bridge Notes that have subsequently not been paid on their maturity date. Although the note holders have not called the notes the Company is in default on the note agreements. The Company is currently negotiating with the note holders to extend the maturity date six months or convert the note balances into common stock. The Company is also seeking additional financing.

Accrued Payroll Taxes

The Company has recorded an accrual for past due payroll taxes as of December 31, 2002 due to the underpayment of the Company’s payroll tax liability. As a result, the Company has accrued approximately $311,000 related to payroll taxes under accrued expenses in the accompanying consolidated balance sheet at December 31, 2002. Since the company has not paid the taxes timely, there will be penalties which the Company has accrued approximately $266,000 at December 31, 2002.

NOTE 8 — GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net ordinary loss before income taxes of $2,172,032 during the year ended December 31, 2002. Although a substantial portion of the Company’s cumulative net loss is attributable to non-cash operating expenses, management believes that it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever. In addition, the Company has liabilities from underpayment of payroll taxes and related penalties (See Note 7) and has defaulted on approximately $75,000 of its bridge notes. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

CONSUMER DIRECT OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

NOTE 8 — GOING CONCERN (CONTINUED)

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

NOTE 9 — LINE OF CREDIT

The Company has an available line of credit with a bank of $30,000 and zero December 31, 2002 and 2001, respectively, of which $29,669 was drawn against at December 31, 2002. The interest rate for the line of credit is 2% over the prime interest rate which was 4.25% as of December 31, 2002 resulting in a rate of 6.25%.

CONSUMER DIRECT OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

NOTE 10 — DEFERRED TAXES

The Company has recorded the deferred tax assets of $1,183,763 and zero for the years ended December 31, 2002 and 2001, respectively which will expire by 2022. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred income tax assets will be realized. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The income tax effects of the temporary differences and carryforwards which give rise to significant portions of the deferred income tax assets and deferred income tax liabilities consisted of the following at December 31:

	2002	2001

Deferred tax assets
Net operating loss carryforward	$1,245,841	$—

Total deferred tax assets	1,245,841	—
Deferred tax liabilities
Depreciation	(62,078)	—

Deferred income taxes	$1,183,763	$—

Current	$—	$—
Noncurrent	1,183,763	—

Total	$1,183,763	$—

CONSUMER DIRECT OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

NOTE 11 — NOTES PAYABLE & LEASES

The Company had notes payable at December 31, 2002 as follows:

A note payable to an individual, with principle, interest at 10% per annum, and 250 shares of common stock due at the maturity in March 2003, unsecured.	1,000

A note payable to an individual, with principle, interest at 10% per annum, and 1,250 shares of common stock due at the maturity in March 2003, unsecured.	5,000

A note payable to an individual, with principle, interest at 10% per annum, and 1,250 shares of common stock due at the maturity in April 2003, unsecured.	5,000

A note payable to an individual, with principle, interest at 10% per annum, and 1,250 shares of common stock due at the maturity in March 2003, unsecured.	5,000

A note payable to an individual, with principle, interest at 10% per annum, and 250 shares of common stock due at the maturity in April 2003, unsecured.	1,000

A note payable to an individual, with principle, interest at 10% per annum, and 1,250 shares of common stock due at the maturity in April 2003, unsecured.	5,000

A note payable to an individual, with principle, interest at 10% per annum, and 250 shares of common stock due at the maturity in April 2003, unsecured.	1,000

A note payable to an individual, with principle, interest at 10% per annum, and 250 shares of common stock due at the maturity in April 2003, unsecured.	1,000

A note payable to an individual, with principle, interest at 10% per annum, and 500 shares of common stock due at the maturity in April 2003, unsecured.	2,000

CONSUMER DIRECT OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

NOTE 11 — NOTES PAYABLE & LEASES (CONTINUED)

A note payable to an individual, with principle, interest at 10% per annum, and 500 shares of common stock due at the maturity in March 2003, unsecured.	2,000

A note payable to an individual, with principle, interest at 10% per annum, and 1,250 shares of common stock due at the maturity in April 2003, unsecured.	5,000

A note payable to an individual, with principle, interest at 10% per annum, and 500 shares of common stock due at the maturity in April 2003, unsecured.	2,000

A note payable to an individual, with principle, interest at 10% per annum, and 5,000 shares of common stock due at the maturity in May 2003, unsecured.	20,000

A note payable to an individual, with principle, interest at 10% per annum, and 2,500 shares of common stock due at the maturity in June 2003, unsecured.	10,000

A note payable to an individual, with principle, interest at 10% per annum, and 12,500 shares of common stock due at the maturity in June 2003, unsecured.	50,000

A note payable to an individual, with principle, interest at 10% per annum, and 6,250 shares of common stock due at the maturity in June 2003, unsecured.	25,000

A note payable to an individual, with principle and interest at 10% per annum due at the maturity in March 2003, unsecured.	10,000

A note payable to an individual, with principle and interest at 10% per annum due at the maturity in February 2003, unsecured.	8,500

CONSUMER DIRECT OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

NOTE 11 — NOTES PAYABLE & LEASES (CONTINUED)

A note payable to an individual, with principle and interest at 10% per annum due at the maturity in January 2003, unsecured.	50,000

A note payable to an individual, interest at 8% paid annually, and principle and accrued interest due at the maturity in April 2006, unsecured.	38,987

A note payable to an individual, interest at 8% paid annually, and principle and accrued interest due at the maturity in April 2006, unsecured.	12,731

A capital lease to a leasing company, with monthly payments of $439, inclusive of interest at 22.9% through June 2003 secured by equipment.	1,312

A note payable to a financing institution, interest at 10% , and principle and accrued interest due at the maturity in March 2003, secured by an interest in assets.	25,188

286,718
Less: Current Portion	(235,000)

$51,718

         Scheduled maturities of the Company’s notes payable for each of the next five years are as follows:

For the year ending December 31;
2003	$235,000
2004	—
2005	—
2006	51,718
2007	—
Thereafter	—

Total	$286,718

CONSUMER DIRECT OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

NOTE 11 — NOTES PAYABLE & LEASES (CONTINUED)

Minimum lease payments for leases of various vehicles and premises are as follows:

For the year ending December 31;

	Capital	Operating

2003	$1,312	$312,870
2004	—	209,532
2005	—	103,866
2006	—	—
2007	—	—
Thereafter	—	—

Total	$1,312	$626,268

The Company leases the premises in Irvine, California. The lease provides for monthly payments of $7,048 with the company responsible for insurance, property taxes and utility costs associated with the property. The term of the lease is sixty (60) months ending in March 2004.

The Company leases the premises at Sandhill Road in Las Vegas, Nevada. The lease provides for monthly payments of $14,838 with the company responsible for insurance, property taxes and utility costs associated with the property. The term of the lease is thirty six (36) months ending in July 2005. The Company also leases the premises at Meadows Lane in Las Vegas, Nevada. The lease provides for monthly payments of $8,910 on a month to month basis with the company responsible for insurance, property taxes and utility costs associated with the property.

The Company leases the premises in Lakewood, Colorado. The lease provides for monthly payments of $3,444 for 2003 and thereafter, and $3,336 for 2002, with the company responsible for insurance, property taxes and utility costs associated with the property. The term of the lease is thirty six and one-half (36.5) months ending in February 2004.

The rent expense for all facilities for the year ended December 31, 2002 and 2001 is $277,406 and zero, respectively.

CONSUMER DIRECT OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

NOTE 12 — PROPERTY AND EQUIPMENT

	2002	2001

Artwork	$2,600	$—
Furniture, fixtures and equipment	1,626,108	1,507
Computer equipment	17,443	—
Software	724,596	—
Leasehold improvements	54,918	—

	2,425,665	1,507
Less: Accumulated depreciation and amortization	(764,047)	(151)

	$1,661,618	$1,356

Depreciation expense for the years ended December 31, 2002 and 2001 was $587,157 and $151, respectively. Repairs and maintenance expense for the years ended December 31, 2002 and 2001 was $19,385 and zero, respectively.

NOTE 13 — SUBSEQUENT EVENTS

The Company has refinanced its loan with the bank in March 2003. Additionally, although the Company expects to renegotiate several of its notes with various individuals, the Company has defaulted on several of these same notes.

NOTE 14 — LITIGATION

On May 8, 2002, a lawsuit was filed in the Superior Court of the State of California, Santa Ana, California, Case Number 02CC06670 against the Company, its chief executive officer and others. Plaintiffs allege breach of fiduciary duty; fraudulent diversion of corporate funds; accounting, equitable execution on defendants’ property; conspiracy to convert corporate assets, cause dissolution of plaintiff and defraud creditors; and use of corporate funds to benefit officers’ own business. The Company, its chief executive officer and others have subsequently responded and brought forth a cross-complaint for wrongful termination, breach of agreement and conversion of interests. The Company believes it has meritorious defenses against these actions and intends to vigorously defend them.

	2002	2001

Advertising	$36,827	$—
Appraisals	6,075	—
Automotive	6,253	—
Bad debt expense	82,633	—
Bank charges	12,913	—
Commissions	4,692,547	—
Contributions	950	—
Courier	9,925	—
Dues and subscriptions	3,113	—
Equipment rental	23,079	—
General and administrative	—	122,467
Insurance	101,719	—
Janitorial expenses	5,739	—
Leased lines	10,709	—
Licenses and permits	12,289	—
Markeing expenses	2,656	—
Meals and entertainment	17,939	—
Miscellaneous	40,865	—
New hire expense	3,547	—
Office supplies and expenses	74,080	—
Offsite storage	868	—
Outside services	1,926	—
Payroll and payroll taxes	2,075,739	1,500
Payroll processing	3,413	—
Penalties	265,241	—
Postage	3,810	—
Professional fees	370,693	249,766
Purchased lists	10,331	—
Refund	5,577	—
Relocation and moving	20,554	—
Rent	277,406	—
Repairs and maintenance	19,385	—
Telephone	146,710	—
Travel	66,069	—
Utilities	43,769	—

	$8,455,349	$373,733

The accompanying independent auditors’ report and notes to financial statements should be read in conjunction with these Supplementary Consolidated Selling, General and Administrative Expenses.

EXHIBIT INDEX

99.1	Certification Pursuant to 18 U.S.C. Sec 1350 of Chief Executive Officer

99.2	Certification Pursuant to 18 U.S.C. Sec 1350 of Chief Financial Officer