Form 10-Q
period 2003-03-31
CONSUMER DIRECT OF AMERICA
filed 2003-05-20
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] Quarterly REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2003

Commission file number:       000-32745

CONSUMER DIRECT OF AMERICA, INC.

(Exact name of Registrant as Specified in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	88-0471353 (I.R.S. Employer Identification Number)

6330 S. Sandhill Rd. Suite 6 Las Vegas, Nevada 89120 (Address of Principal Executive Offices including Zip Code)

(702) 547-7322
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.001 PAR VALUE (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]   No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q, or any amendment to this Form 10-Q [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [x]

     Aggregate market value of Common Stock held by shareholders based on the closing price of the registrant’s Common Stock on the OTC:BB on March 31, 2003: $11,753,389.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on September 6, 2003 are incorporated by reference hereof.

CONSUMER DIRECT OF AMERICA, INC.
QUARTERLY REPORT ON FORM 10-Q

ITEM 1. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this document. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed below under Factors Affecting Future Operating Results. The Company disclaims any obligation to update information contained in any forward- looking statement.

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

During the first Quarter of 2003, the company discontinued the operations of its Las Vegas Mortgage business unit and converted most of the LVM loan officers to the CDIT commission split format. LVM had traditionally operated as a 100% commission business which was determined to be unprofitable to CDIT. The Mortgage Division was re-organized, management changed, and a new commission split of 70/30% implemented. As of 3/31/03 all CDIT mortgage loan officers are on this new split. The change in management which involved the dismissal of the previous LVM President, contributed to a disruption of the normal funding volume of mortgage loans during the first quarter. Funded loans during this period dropped to 369 from 585 during the preceding quarter. The loans funded during the first quarter averaged a blended commission split of 89.4% as many of the funded loans in the CDIT pipeline were paid under the preceding 100% split. The appended Pro-Forma to the Mortgage Division operating results shows the difference in operating profitability by implementing the new 70/30% commission split. The company expects the operating results of the Mortgage Division to more closely reflect the profitability illustrated in the Pro-Forma going forward than those of its historical performance.

MORTGAGE REVENUES - QUARTERLY RESULTS

The Company’s mortgage revenues are primarily derived from the origination of brokering of loans. Brokered loans are funded through lending partners and the Company never takes title to the mortgage. The following table sets forth the unaudited results of operations for the Company’s Mortgage Division on a quarterly basis for the three month period ending 03/31/03.

MORTGAGE DIVISION

	3/31/2003	1st Quarter If on 70/30 Commission Split
Loan Origination	2,529,388	2,529,388
Rental Income	13,132	13,132

Total Revenues	2,542,520	2,542,520
Selling,general, and administrative	2,513,191	2,212,528

OPERATING INCOME (LOSS)	29,329	329,992

OTHER INCOME (EXPENSE)
Depreciation Expense	(22,360)	(22,360)
Interest Expense
Other Expense

Total Other Income (Expense)	(22,360)	(22,360)

NET ORDINARY INCOME (LOSS)	6,969	307,632

Revenues increased from the fourth quarter of 2002 to the first quarter of 2003 from $2,349,082 to $2,542,520. Although the number of loans funded during the quarter dropped from 585 to 369, the revenue increased due to the additional production from our Colorado operations where loan values are in excess of $220,000 per file vs $ 150,000 in the LVM unit. The Division generated an operating profit of $25,081 for the quarter, up from the same period a year ago.

The chart below illustrates the Pro-Forma analysis of Q1 2003 comparison between actual results and a Pro-Forma operating profit under the CDL 70/30% commission format.

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

OPERATING EXPENSES

Total Operating Expenses. Total operating expenses increased from $2.13 million in the fourth quarter to $ 2.51 million in the first quarter. Operating expenses are expected to decrease as a ratio to revenues to the levels shown in the quarterly Pro-Forma.

DIRECT MARKETING REVENUES – QUARTERLY RESULTS

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

MARKETING GROUP

3/31/2003
Marketing Revenues	142,132

Total Revenues	142,132
Selling, General and Administrative	259,481

OPERATING INCOME (LOSS)	(117,348)

OTHER INCOME (EXPENSE)
Interest Expense
Total Other Income (Expense)	0

NET ORDINARY INCOME (LOSS)	(117,348)

Operating Revenues The Direct Marketing Division increased its quarterly revenue from $116,411 in Q 4 2002 to $142,132 for the first quarter of 2003. This represents an increase of over 25% revenue growth over the previous quarter. The center did not post the internal charges between inter-company fees for its hot lead program to the Mortgage Division.

Expenses Operating expenses rose during the first quarter to $257,415 from $211,098. The full expenses of the technology team is 100% allocated to the Direct Marketing Division and has not been allocated to other operating groups. Allocation of this cost unit pro-rata to the other operating groups should reduce operating expenses to this unit by over $25,000 per quarter.

COMPARISON OF FINANCIAL RESULTS QUARTER ENDING 3/31/02 and 3/31/03

The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is qualified by reference to the Financial Statements and Notes thereto appearing elsewhere in this document. The balance sheet data as of March 31, 2003 and the income statement data for the same period ended March 31, 2002 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this document.

	Three months ended

	3/31/2003	3/31/2002

REVENUES:
Marketing revenues and commissions	$142,132	$250,335
Licensing agreements	—	460,300
Loan origination	2,544,153	—
Rental income	24,233	—

Total revenues	2,710,518	710,635
EXPENSES:
Selling, general and administrative	3,115,189	777,333
Depreciation expense	146,789	129,902

Total expenses	3,261,978	907,235

OPERATING INCOME (LOSS)	(551,460)	(196,600)

OTHER INCOME/(EXPENSES):
Interest expense	(35,592)	(152,904)

Total other income/(expenses)	(35,592)	(152,904)

NET ORDINARY INCOME (LOSS)	$(587,052)	$(349,504)

Accumulated Deficit, beginning of period	(2,365,549)	(1,003,287)
Accumulated Deficit, end of period	$(2,952,601)	$(1,352,791)

Basic and diluted weighted average number of common shares outstanding	39,990,053	17,475,200

Basic and diluted Net Income (Loss) per Share	(0.01)	(0.02)

	Unaudited	Unaudited

	3/31/2003	3/31/2002

ASSETS
ASSETS:
Current assets:
Cash	$184,970	$53,681
Accounts receivable	539,838	334,459
Employee advances	2,500	8,735
Prepaid expenses	—	2,662

Total current assets	727,308	399,537

Fixed assets:
Property and equipment, net	1,612,998	1,863,820

Total fixed assets	1,612,998	1,863,820

Other assets:
Deposits	—	30,366
Other assets	26,649	—
Goodwill	1,372,916	—
Deferred income tax asset	1,183,763	—

Total other assets	2,583,328	30,366

TOTAL ASSETS	$4,923,634	$2,293,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable & accrued expenses	$364,223	$231,705
Notes payable, net of deferred interest	66,442	328,527
Accrued interest payable	—	77,025
Payroll liabilities	659,676	—
Deferred revenue	—	83,000
Current portion of long-term debt	235,000	6,469

Total current liabilities	1,325,341	726,726

Long-term debt, net of current portion	51,718	—

TOTAL LIABILITIES	1,377,059	726,726

Stockholders’ equity:
Convertible preferred stock, $0.001 par value 15,000,000 shares authorized, no shares issued and outstanding at	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 34,441,599 and 23,506,650 shares issued and outstanding, respectively	48,237	23,507
Additional paid-in capital - Common stock	6,450,939	2,896,281
Accumulated (deficit) during development stage	(2,952,601)	(1,352,791)

Total stockholders’ equity	3,546,575	1,566,997

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,923,634	$2,293,723

REVENUES

Revenues for the quarter ended March 31, 2003 increased to $2.71 million from $2.52 million for the quarter ended December 31, 2002. This increase resulted primarily from the growth in the fee revenue generated by increased loan amount per loan closed.

OPERATING EXPENSES

Total operating expenses increased to $3.26 million for the quarter ended March 31, 2003 from $2.61 million for quarter ended December 31, 2002. The increase is primarily due to the cost of funding an investment from an outside investor and the retention of a full time securities and financial public relations firm.

Other Income/Expense Other Income/Expense decreased to $35,592 from $152,194 for 3/31/02 due to reduced interest costs associated with certain debt financing converted into common stock as of 12/31/02. This debt financing has been converted into common stock and reduced to $286,718. The Company plans to retire these obligations during 2003.

General and Administrative. General and administrative expenses increased to $3.11 million for the three months ended March 31, 2003 from $777 thousand for the three months ended March 31, 2002. The increase is primarily due to the allocation of mortgage operations which were not contained in the 3/31/02 statement.

Depreciation. Depreciation expense increased from $121 thousand in 2002 to $146 thousand in 2003. The primary increase was the addition of the call center hardware and systems software.

Income/Loss per Share. The loss per share remained constant at $0.02 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources of cash flow include cash commissions from the brokerage of mortgages, borrowings under institutional credit facilities, marketing fees, interest income. The Company’s uses of cash include operating expenses, payment of interest, and capital expenditures primarily comprised of furniture, fixtures, computer equipment, software and leasehold improvements.

Net cash used in operating activities was $731,154 for the three months ended March 31, 2003. Net cash used in operating activities during the three months ended March 31, 2001, was primarily due to the conversion of the Las Vegas Mortgage branch network and the re alignment of management. The company made a significant investment of $79,000 in the upgrade and replacement of the company’s mortgage software system and purchased the MoreVision mortgage package from Dynatek.

Net cash provided by investing activities was $67,294 for the three months ended March 31, 2003 and net cash used in investing activities was $878,820 for the three months ended March 31, 2003. Net cash used in investing activities during this period was entirely due to the conversion of notes into common stock and stock subscriptions by employees under the company’s stock purchase program.

The Company believes that its existing cash and cash equivalents as of March 31, 2003 will be sufficient to fund its operating activities, capital expenditures and other obligations for the next twelve months. However, if during that period or thereafter the Company is not successful in generating sufficient cash flow from operations, or in raising additional funds when required in sufficient amounts and on terms acceptable to the Company, it could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be reduced.

ITEM 2. PROPERTIES

The Company leases the premises in Irvine, California. The lease provides for monthly payments of $5,048 with the company responsible for insurance, property taxes and utility costs associated with the property. The term of the lease is sixty (60) months ending in March 2004.

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

ITEM 3. LEGAL PROCEEDINGS

On May 8, 2002, a lawsuit was filed in the Superior Court of the State of California, Santa Ana, California, Case Number 02CC06670 against the Company, its chief executive officer and others. Plaintiffs allege breach of fiduciary duty; fraudulent diversion of corporate funds; accounting, equitable execution on defendants’ property; conspiracy to convert corporate assets, cause dissolution of plaintiff and defraud creditors; and use of corporate funds to benefit officers’ own business. The Company, its chief executive officer and others have subsequently responded and brought forth a cross-complaint for wrongful termination, breach of agreement and conversion of interests. The Company believes it has meritorious defenses against these actions and

ITEM 4. FACTORS AFFECTING FUTURE OPERATING RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report or presented elsewhere by management from time to time.

While We Achieved Our First Profitable Quarter During Fiscal 2002, We Have a History of Losses, and We May Not Be Able to Maintain Profitability

While we achieved our first profitable quarter during 2002, as of March 31, 2002, we have an accumulated deficit of $2.9 million. Because we expect our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to maintain profitability. We may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost- effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 5. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-Q

(a)  1. The following financial statements of CONSUMER DIRECT OF AMERICA, Inc. and its subsidiaries are found in this Annual Report on Form 10-Q for the quarter ended March 31, 2003:

CONSUMER DIRECT OF AMERICA, INC.
INDEX TO FINANCIAL STATEMENTS

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Barron	Chief Executive Officer, President, and Chairman of the Board of Directors	May 18, 2003

Michael A. Barron

May 18, 2003

/s/ Wayne K. Bailey	Chief Financial Officer, Chief Operating Officer and Director (Principal	May 18, 2003
Financial and Accounting Officer)
Wayne K. Bailey

	Secretary	, 2003

Lee Shorey

Paul Grady	Director	May 18, 2003

Paul Grady

Terry Vickery	Director	May 18, 2003

Terry Vickery

I, Michael A. Barron, certify that:

1.     I have reviewed this annual report on Form 10-Q of CONSUMER DIRECT OF AMERICA INC., Inc.;

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

Date: May 18, 2003

/s/ Michael A. Barron

Michael A. Barron
Chairman and Chief Executive Officer

I, Wayne K. Bailey, certify that:

1.     I have reviewed this annual report on Form 10-Q of CONSUMER DIRECT OF AMERICA, Inc.;

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

Date: May 18, 2003

/s/ Wayne K. Bailey

Wayne K. Bailey
Chief Financial Officer

CONTENTS

FINANCIAL STATEMENTS:
INDEPENDENT ACCOUNTANTS’ REVIEW REPORT	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations and Accumulated Deficit	F-4
Consolidated Statements of Cash Flows	F-5
NOTES TO FINANCIAL STATEMENTS	F- 6-17

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Stockholders of
Consumer Direct of America
Henderson, Nevada

We have reviewed the accompanying consolidated balance sheet of Consumer Direct of America (an C Corporation), as of March 31, 2003 and 2002, and the related consolidated statements of income and accumulated deficit, and consolidated statement of cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All of the information included in these financial statements is the representation of the management of Consumer Direct of America.

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

Chavez & Koch, CPA’s, Ltd.

May 16, 2003
Henderson, Nevada

CONSUMER DIRECT OF AMERICA
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2003

	Unaudited	Unaudited

	3/31/2003	3/31/2002

ASSETS
ASSETS:
Current assets:
Cash	$184,970	$53,681
Accounts receivable	539,838	334,459
Employee advances	2,500	8,735
Prepaid expenses	—	2,662

Total current assets	727,308	399,537

Fixed assets:
Property and equipment, net	1,612,998	1,863,820

Total fixed assets	1,612,998	1,863,820

Other assets:
Deposits	—	30,366
Other assets	26,649	—
Goodwill	1,372,916	—
Deferred income tax asset	1,183,763	—

Total other assets	2,583,328	30,366

TOTAL ASSETS	$4,923,634	$2,293,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable & accrued expenses	$364,223	$231,705
Notes payable, net of deferred interest	66,442	328,527
Accrued interest payable	—	77,025
Payroll liabilities	659,676	—
Deferred revenue	—	83,000
Current portion of long-term debt	235,000	6,469

Total current liabilities	1,325,341	726,726

Long-term debt, net of current portion	51,718	—

TOTAL LIABILITIES	1,377,059	726,726

Stockholders’ equity:
Convertible preferred stock, $0.001 par value 15,000,000 shares authorized, no shares issued and outstanding at	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 48,237,078 and 23,506,650 shares issued and outstanding, respectively	48,237	23,507
Additional paid-in capital - Common stock	6,450,939	2,896,281
Accumulated (deficit) during development stage	(2,952,601)	(1,352,791)

Total stockholders’ equity	3,546,575	1,566,997

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,923,634	$2,293,723

The accompanying independent accountants’ review report and notes to financial statements should be read in conjunction with this Balance Sheet.

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	Three months ended

	3/31/2003	3/31/2002

REVENUES:
Marketing revenues and commissions	$142,132	$250,335
Licensing agreements	—	460,300
Loan origination	2,544,153	—
Rental income	24,233	—

Total revenues	2,710,518	710,635
EXPENSES:
Selling, general and administrative	3,115,189	777,333
Depreciation expense	146,789	129,902

Total expenses	3,261,978	907,235

OPERATING INCOME (LOSS)	(551,460)	(196,600)

OTHER INCOME/(EXPENSES):
Interest expense	(35,592)	(152,904)

Total other income/(expenses)	(35,592)	(152,904)

NET ORDINARY INCOME (LOSS)	$(587,052)	$(349,504)

Accumulated Deficit, beginning of period	(2,365,549)	(1,003,287)
Accumulated Deficit, end of period	$(2,952,601)	$(1,352,791)

Basic and diluted weighted average number of common shares outstanding	39,990,053	17,475,200

Basic and diluted Net Income (Loss) per Share	(0.01)	(0.02)

The accompanying independent accountants’ review report and notes to financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	Three months ended

	3/31/2003	3/31/2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(587,052)	$(349,504)
Depreciation	146,789	129,902
Stock issued for services	—	1,673
Stock issued for cancellation of license agreement	—	46,200
Deferred interest	—	59,748
Adjustments to reconcile net (loss) to net cash (used) by operations:
(Increase) decrease in accounts receivable	(155,920)	13,813
(Increase) decrease in prepaid expenses	8,772	(1,424)
(Increase) decrease in deposits	—	(235)
(Increase) decrease in licensing notes receivable	—	(135,000)
(Increase) decrease in employee advances	(2,500)	(1,935)
(Increase) decrease in other assets	(8,492)	—
Increase (decrease) in accounts payable and accrued expenses	(104,878)	94,764
Increase (decrease) in deferred revenue	—	(110,000)
Increase (decrease) in accrued interest	(12,294)	18,191
Increase (decrease) in payroll liabilities	(70,465)	—

Net cash (used) by operating activities	(786,040)	(233,807)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(98,169)	(1,703)
Loan from affiliates	—	(10,125)
Due from shareholder	—	(34,887)
Note receivable	30,875	—

Net cash used by investing activities	(67,294)	(46,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of line of credit	(29,669)	—
Decrease in capitalized lease obligations	—	(1,009)
Increase in notes payable	(8,558)	334,968
Common stock	13,795	—
Additional paid in capital	903,252	—

Net cash provided by financing activities	878,820	333,959

NET INCREASE (DECREASE) IN CASH	25,486	53,437
CASH, BEGINNING OF PERIOD	159,484	244

CASH, END OF PERIOD	$184,970	$53,681

SUPPLEMENTARY INFORMATION:
Interest paid	$47,886	$134,713

Income taxes paid	$—	$—

The accompanying independent accountants’ review report and notes to financial statements should be read in conjunction with these Statements of Cash Flows.

CONSUMER DIRECT OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

NOTE 1 – NATURE OF ORGANIZATION

Description of business

Consumer Direct of America, formerly Blue Star Coffee, Inc.- A Development Stage Company (the “Company”) was incorporated in the state of Nevada on July 28, 2000. Currently, the Company operates marketing centers utilize state-of-the-art phone and computer systems to provide the Company with the ability to operate numerous marketing campaigns for their customers. Additionally, the Company captures and tracks customer data, producing real-time reports for effective analysis, modifications and redirecting towards other products and services in which their clients may be interested. Currently, the Company maintains call centers in two different locations: Las Vegas, Nevada, and Denver, Colorado. The Company’s corporate headquarters are in Las Vegas, Nevada. The Company recently acquired mortgage brokerage and real estate services enterprises located in Las Vegas, Nevada.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
MARCH 31, 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
MARCH 31, 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
MARCH 31, 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
MARCH 31, 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Licensing Agreements

All of the revenue from licensing agreements was derived from stockholders.

NOTE 4 – STOCKHOLDERS’ EQUITY

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
MARCH 31, 2003

NOTE 4 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

NOTE 5 – CONTINGENCIES

Accrued Payroll Taxes

The Company has recorded an accrual for past due payroll taxes as of March 31, 2003 due to the underpayment of the Company’s payroll tax liability. As a result, the Company has accrued approximately $311,000 related to payroll taxes under accrued expenses in the accompanying consolidated balance sheet at March 31, 2003. Since the company has not paid the taxes timely, there will be penalties which the Company has accrued approximately $266,000 at March 31, 2003.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net ordinary loss before income taxes of $641,938 during the quarter ended March 31, 2003. Although a substantial portion of the Company’s cumulative net loss is attributable to non-cash operating expenses, management believes that it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever. In addition, the Company has liabilities from underpayment of payroll taxes and related penalties (See Note 5). These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

CONSUMER DIRECT OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2003

NOTE 7 – LINE OF CREDIT

The Company has an available line of credit with a bank of $30,000 and zero December 31, 2002 and 2001, respectively, of which $0 was drawn against at March 31, 2003. The interest rate for the line of credit is 2% over the prime interest rate, which was 4.25% as of March 31, 2003 resulting in a rate of 6.25%.

NOTE 8 – DEFERRED TAXES

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

CONSUMER DIRECT OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2003

NOTE 9 – NOTES PAYABLE & LEASES

The Company had notes payable at March 31, 2003 as follows:

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
MARCH 31, 2003

NOTE 9 – NOTES PAYABLE & LEASES (CONTINUED)

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
MARCH 31, 2003

NOTE 9 – NOTES PAYABLE & LEASES (CONTINUED)

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
MARCH 31, 2003

NOTE 9 – NOTES PAYABLE & LEASES (CONTINUED)

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

CONSUMER DIRECT OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2003

NOTE 10 – LITIGATION

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