Form 10-Q
period 2003-06-30
CONSUMER DIRECT OF AMERICA
filed 2003-08-15
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2003

Commission file number

CONSUMER DIRECT OF AMERICA INC., INC.

(Exact name of Registrant as Specified in its Charter)

Nevada
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3901 Meadows Lane
Las Vegas, Nevada 89107
(Address of Principal Executive Offices including Zip Code)

(702) 259-1700
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

     Aggregate market value of Common Stock held by shareholders based on the closing price of the registrant’s Common Stock on the OTC:BB on June 30, 2003: $14,617,800.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on September 6, 2003 are incorporated by reference hereof.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 1. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. FACTORS AFFECTING FUTURE OPERATING RESULTS
ITEM 5. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-QSB
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

CONSUMER DIRECT OF AMERICA INC., INC.
REPORT for the FISCAL QUARTER ENDING JUNE 30, 2003
ON FORM 10-Q

		Page

Part I.
Item 1.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 2.	Properties	5

Item 3.	Legal Proceedings	5

Item 4.	Quantitative and Qualitative Disclosures About Market Risks	5

Item 5.	Financial Statements and Supplementary Data	8

Signatures

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

OVERVIEW

The Company is a direct-to-consumer mortgage broker whose revenues are derived primarily from the origination commissions earned on the closing of mortgage and home equity loans that it sells. The Company also earns income from third parties who hire our Direct Marketing Group to sell products for them. During the second quarter of 2003, the Company completed an internally funded expansion program in order to increase the capacity of its direct to consumer marketing capacity. The Company doubled the size of its call center facility to 13,000 sq. ft. from 6,800 sq. ft. and upgraded its I3 telephony software to provide for extended capacity. The total costs to do this were in excess of $1 million dollars which the Company invested during the second half of 2002 and the first quarter of 2003.

During the second quarter of 2003, the Company improved in virtually all operating categories. Net income was once again positive as the Company completed its transition of its loan officers from a 100% commission program to a split based schedule. Branch offices were consolidated from eleven to six and overhead costs were reduced. Loan volume production increased and the number of real estate transactions closed by our real estate division increased over the same period last year. Management installed the “LoanMaker” System which is its name for the “hot Lead Transfer” system we employ to generate leads for our loan officers. This added to the overall productivity of each loan officer and thus contributed additional margin to the Company. The Company continued its strategy to generate a higher percentage of its loan production from purchase based transactions and continue to reduce its dependence on the volatile refinance market. We expect to have a blended mix of purchase to refinance business of 60% -40% by the end of the third quarter. The current mix is 50% -50%.

Within our Direct Marketing Group, we continue to be a leader in the direct sales of business to business telephone sales. Our volume of product sales for our clients has increased and the campaigns we operate from our marketing center have created overall profitability within the Group. As the Company continues to add mortgage branches by acquisition, the marketing center will increase its operations related to “hot loan leads” and has expanded the physical plant to accommodate the planned expansion. All operating units within the Company are profitable.

COMPARISON OF FINANCIAL RESULTS QUARTER ENDING 6/30/02 and 6/30/03

The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is qualified by reference to the Financial Statements and Notes thereto appearing elsewhere in this document. The balance sheet data as of June 30, 2003 and the income statement data for the same period ended June 30, 2002 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this document.

	UNAUDITED

	Three months ended		Six months ended

	6/30/2003	6/30/2002	6/30/2003	6/30/2002

REVENUES:
Marketing revenues and commissions	$300,707	$399,406	$442,839	$649,741
Licensing agreements	378,878	95,050	378,878	555,350
Loan origination	2,320,158	774,080	4,864,311	774,080
Rental income	(4,153)	9,875	20,080	9,875

Total revenues	2,995,590	1,278,411	5,706,108	1,989,046
EXPENSES:
Selling, general and administrative	2,677,952	1,722,008	5,793,141	2,499,341
Depreciation expense	151,884	133,170	298,673	263,072

Total expenses	2,829,836	1,855,178	6,091,814	2,762,413

OPERATING INCOME (LOSS)	165,754	(576,767)	(385,706)	(773,367)

OTHER INCOME/(EXPENSES):
Interest expense	(793)	(257,049)	(36,385)	(409,953)

Total other income/(expenses)	(793)	(257,049)	(36,385)	(409,953)

NET ORDINARY INCOME (LOSS)	$164,961	$(833,816)	$(422,091)	$(1,183,320)

Accumulated Deficit, beginning of period	(2,952,601)	(1,349,810)	(2,365,549)	(1,000,306)
Accumulated Deficit, end of period	$(2,787,640)	$(2,183,626)	$(2,787,640)	$(2,183,626)

Basic and diluted weighted average number of common shares outstanding	48,726,090	24,039,983	41,623,304	21,691,905

Basic and diluted Net Income (Loss) per Share	0.003	(0.03)	(0.01)	(0.05)

	UNAUDITED

	6/30/2003	6/30/2002

ASSETS
ASSETS:
Current assets:
Cash	$316,802	$48,918
Accounts receivable	40,285	76,021
Employee advances	20,000	9,259
Due from affiliates	507,867	467,769
Prepaid expenses	39,643	4,463

Total current assets	924,597	606,430

Fixed assets:
Property and equipment, net	1,539,729	1,845,204

Total fixed assets	1,539,729	1,845,204

Other assets:
Deposits	—
Other assets	1,183,763	30,229
Goodwill	1,517,266	1,351,597
Deferred income tax asset	—	—

Total other assets	2,701,029	1,381,826

TOTAL ASSETS	$5,165,355	$3,833,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable & accrued expenses	$1,071,352	$538,012
Notes payable, net of deferred interest	193,230	1,217,764
Accrued interest payable	12,134	61,096
Payroll liabilities		—
Deferred revenue	—	41,500
Current portion of long-term debt		4,936

Total current liabilities	1,276,716	1,863,308

Capital lease obligation, less current portion	—	464
Long-term portion of amounts due under acquisition agreement, net of deferred interest	—	23,633

TOTAL LIABILITIES	1,276,716	1,887,405

Stockholders’ equity:
Convertible preferred stock, $0.001 par value 15,000,000 shares authorized, no shares issued and outstanding at		—
Common stock, $0.001 par value, 60,000,000 shares authorized, 48,909,500 and 25,507,000 shares issued and outstanding, respectively	47,910	25,507
Additional paid-in capital — Common stock	6,628,369	4,104,174
Accumulated (deficit) during development stage	(2,787,640)	(2,183,626)

Total stockholders’ equity	3,888,639	1,946,055

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,165,355	$3,833,460

REVENUES

Revenues for the quarter ended June 30, 2003 increased to $2.95 million from $1.29 million for the quarter ended June 30, 2002. This represents a 234% increase in revenue over the same period one year before. This increase resulted primarily from the growth in the fee revenue generated per closed loan due to our LoanMaker tm “hot lead” transfer system and the expansion of our Irvine, California office and the addition of new employees to the company. Revenue from our Direct Marketing Group decreased slightly during the period from $399 thousand to 300 thousand, however profitability for this group was maintained.

OPERATING EXPENSES

Total operating expenses increased to $2.83 million for the quarter ended June 30, 2003 from $1.85 million for quarter ended June 30, 2002. The increase is primarily due to increased commissions associated with the pay out of commissions to our loan officers from an increase in volume of funded loans over the quarter of a year ago.

Depreciation. Depreciation expense increased from $133 thousand in 2002 to $155 thousand in 2003. The primary increase was the addition of the call center hardware and systems software.

Operating Income The Company posted a net ordinary income profit of $165 thousand dollars for the period ending June 30, 2003. This represented an increase in profitability over the same period in 2002 of $743 thousand dollars. The increase represents a 450% improvement in earnings over the 2002 period. This is due to the internal structural changes made by management including creating greater margins in the loan commission program from our loan officers and increased margins in our Direct Marketing segment.

Income per Share. The basic diluted net income per share rose over 400% to 0.003 per share as the Company returned to profitability in the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources of cash flow include cash commissions from the brokerage of mortgages, borrowings under institutional credit facilities, marketing fees, and interest income. The Company’s uses of cash include operating expenses, payment of interest, and capital expenditures primarily comprised of facility expansion, furniture, fixtures, computer equipment, software and leasehold improvements.

Net cash used in operating activities was $845,491 for the three months ended June 30, 2003. Net cash used in operating activities during the three months ended June 30, 2002, was (244,747). The Company posted Net Cash at the end of the period of $316,802, an increase of $267,884 over the same period in 2002. This represents a 547% increase over the prior period.

The Company believes that its existing cash and cash equivalents as of June 30, 2003 will be sufficient to fund its operating activities, capital expenditures and other obligations for the next twelve months. However, if during that period or thereafter the Company is not successful in generating sufficient cash flow from operations, or in raising additional funds when required in sufficient amounts and on terms acceptable to the Company, it could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be reduced.

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

ITEM 3. LEGAL PROCEEDINGS

The company has filed an action against a former employee and director to rescind the acquisition of Lending Services Corp. The litigation also states the basis of the case is for fraud, breach of agreement, and for recovery of assets converted by the former employee. A criminal action associated with this case has also been filed by the Company with the Las Vegas Metro Police Department and the District Attorney of Clark County, Nevada.

ITEM 4. FACTORS AFFECTING FUTURE OPERATING RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report or presented elsewhere by management from time to time.

While We Achieved a Profitable Quarter During Fiscal 2003, We Have a History of Losses, and We May Not Be Able to Maintain Profitability

While we achieved a profitable quarter as of June 30, 2002, we have an accumulated deficit of $2.78 million. Because we expect our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to maintain profitability. We may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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

ITEM 5. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-QSB

(a)  1. The following financial statements of CONSUMER DIRECT OF AMERICA INC., Inc. and its subsidiaries are found in this Annual Report on Form 10-Q for the quarter ended June 30, 2003:

CONSUMER DIRECT OF AMERICA INC., INC.
INDEX TO FINANCIAL STATEMENTS

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Barron Michael A. Barron	Chief Executive Officer, President, and Chairman of the Board of Directors	August 13, 2003

/s/ Wayne K. Bailey Wayne K. Bailey	Chief Financial Officer, Chief Operating Officer and Director (Principal Financial and Accounting Officer)	August 13, 2003

Lee Shorey	Secretary	August 13, 2003

Paul Grady Paul Grady	Director	August 13, 2003

Terry Vickery Terry Vickery	Director	August 13, 2003

CONTENTS

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT	F-2
FINANCIAL STATEMENTS:
Balance Sheets	F-3
Statements of Operations and Accumulated Deficit	F-4
Statements of Cash Flows	F-5 – F-6
NOTES TO FINANCIAL STATEMENTS	F-7– F-8

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Stockholders of
Consumer Direct of America
Las Vegas, Nevada

We have reviewed the accompanying balance sheets of Consumer Direct of America (a Nevada Corporation), as of June 30, 2003 and 2002, and the related statements of income and accumulated deficit, and statements of cash flows for the three and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All of the information included in these financial statements is the representation of the management of Consumer Direct of America. The financial statements of Consumer Direct of America as of June 30, 2002 were reviewed by other accountants, whose report stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

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

Chavez & Koch, CPA’s

August 12, 2003
Henderson, Nevada

CONSUMER DIRECT OF AMERICA
BALANCE SHEETS
AS OF JUNE 30, 2003 AND 2002

	UNAUDITED

	6/30/2003	6/30/2002

ASSETS
ASSETS:
Current assets:
Cash	$316,802	$48,918
Accounts receivable	40,285	76,021
Employee advances	20,000	9,259
Due from affiliates	507,867	467,769
Prepaid expenses	39,643	4,463

Total current assets	924,597	606,430

Fixed assets:
Property and equipment, net	1,539,729	1,845,204

Total fixed assets	1,539,729	1,845,204

Other assets:
Deposits	—
Other assets	1,183,763	30,229
Goodwill	1,517,266	1,351,597
Deferred income tax asset	—	—

Total other assets	2,701,029	1,381,826

TOTAL ASSETS	$5,165,355	$3,833,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable & accrued expenses	$1,071,352	$538,012
Notes payable, net of deferred interest	193,230	1,217,764
Accrued interest payable	12,134	61,096
Payroll liabilities		—
Deferred revenue	—	41,500
Current portion of long-term debt		4,936

Total current liabilities	1,276,716	1,863,308

Capital lease obligation, less current portion	—	464
Long-term portion of amounts due under acquisition agreement, net of deferred interest	—	23,633

TOTAL LIABILITIES	1,276,716	1,887,405

Stockholders’ equity:
Convertible preferred stock, $0.001 par value 15,000,000 shares authorized, no shares issued and outstanding at		—
Common stock, $0.001 par value, 60,000,000 shares authorized, 48,909,500 and 25,507,000 shares
issued and outstanding, respectively	47,910	25,507
Additional paid-in capital — Common stock	6,628,369	4,104,174
Accumulated (deficit) during development stage	(2,787,640)	(2,183,626)

Total stockholders’ equity	3,888,639	1,946,055

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,165,355	$3,833,460

The accompanying independent accountants’ review report and notes to financial statements should be read in conjunction with these Balance Sheets.

CONSUMER DIRECT OF AMERICA
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	UNAUDITED

	Three months ended		Six months ended

	6/30/2003	6/30/2002	6/30/2003	6/30/2002

REVENUES:
Marketing revenues and commissions	$300,707	$399,406	$442,839	$649,741
Licensing agreements	378,878	95,050	378,878	555,350
Loan origination	2,320,158	774,080	4,864,311	774,080
Rental income	(4,153)	9,875	20,080	9,875

Total revenues	2,995,590	1,278,411	5,706,108	1,989,046
EXPENSES:
Selling, general and administrative	2,677,952	1,722,008	5,793,141	2,499,341
Depreciation expense	151,884	133,170	298,673	263,072

Total expenses	2,829,836	1,855,178	6,091,814	2,762,413

OPERATING INCOME (LOSS)	165,754	(576,767)	(385,706)	(773,367)

OTHER INCOME/(EXPENSES):
Interest expense	(793)	(257,049)	(36,385)	(409,953)

Total other income/(expenses)	(793)	(257,049)	(36,385)	(409,953)

NET ORDINARY INCOME (LOSS)	$164,961	$(833,816)	$(422,091)	$(1,183,320)

Accumulated Deficit, beginning of period	(2,952,601)	(1,349,810)	(2,365,549)	(1,000,306)
Accumulated Deficit, end of period	$(2,787,640)	$(2,183,626)	$(2,787,640)	$(2,183,626)

Basic and diluted weighted average number of common shares outstanding	48,726,090	24,039,983	41,623,304	21,691,905

Basic and diluted Net Income (Loss) per Share	0.003	(0.03)	(0.01)	(0.05)

The accompanying independent accountants’ review report and notes to financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

CONSUMER DIRECT OF AMERICA
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

	UNAUDITED

	Three months ended

	6/30/2003	6/30/2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$164,961	$(830,835)
Depreciation	151,884	133,170
Stock issued for services	—	—
Stock issued for cancellation of license agreement	—	—
Deferred interest	—	264,320
Adjustments to reconcile net (loss) to net cash (used) by operations:
(Increase) decrease in accounts receivable	499,553	(58,092)
(Increase) decrease in prepaid expenses	(39,643)	(1,801)
(Increase) decrease in deposits	—	107
(Increase) decrease in employee advances	(17,500)	(524)
(Increase) decrease in other assets	26,649	—
Increase (decrease) in A/P and accrued expenses	47,453	306,337
Increase (decrease) in deferred revenue	—	(41,500)
Increase (decrease) in accrued interest	12,134	(15,929)
Increase (decrease) in payroll liabilities	—	—

Net cash (used) by operating activities	845,491	(244,747)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(18,762)	(42,574)
Loan from affiliates	—	(4,250)
Cash paid in business acquisition	—	(100,000)
Licensing notes receivable	—	(146,989)
Note receivable	(507,867)	—

Net cash used by investing activities	(526,629)	(293,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of line of credit	—	—
Decrease in capitalized lease obligations	—	(1,069)
Increase in notes payable	99,688	534,866
Repayments of long-term debt	(286,718)	—
Common stock	—	—
Additional paid in capital	—	—

Net cash provided by financing activities	(187,030)	533,797

NET INCREASE (DECREASE) IN CASH	131,832	(4,763)
CASH, BEGINNING OF PERIOD	184,970	53,681

CASH, END OF PERIOD	$316,802	$48,918

SUPPLEMENTARY INFORMATION:
Interest paid	$793	$257,049

Income taxes paid	$—	$—

The accompanying independent accountants’ review report and notes to financial statements should be read in conjunction with these Statements of Cash Flows.

CONSUMER DIRECT OF AMERICA
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	UNAUDITED

	Six months ended

	6/30/2003	6/30/2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(422,091)	$(1,180,339)
Depreciation	298,673	263,072
Stock issued for services	—	1,673
Stock issued for cancellation of license agreement	—	46,200
Deferred interest	—	324,068
Adjustments to reconcile net (loss) to net cash (used) by operations:
(Increase) decrease in accounts receivable	343,633	(44,279)
(Increase) decrease in prepaid expenses	(30,871)	(3,225)
(Increase) decrease in deposits	—	(128)
(Increase) decrease in employee advances	(20,000)	(2,459)
(Increase) decrease in other assets	18,157
Increase (decrease) in A/P and accrued expenses	(57,425)	401,101
Increase (decrease) in deferred revenue	—	(151,500)
Increase (decrease) in accrued interest	(160)	2,262
Increase (decrease) in payroll liabilities	(70,465)	—

Net cash (used) by operating activities	59,451	(343,554)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(116,931)	(44,277)
Loan from affiliates	—	(49,262)
Cash paid in business acquisition	—	(100,000)
Licensing notes receivable	—	(281,989)
Note receivable	(476,992)	—

Net cash used by investing activities	(593,923)	(475,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of line of credit	(29,669)	—
Decrease in capitalized lease obligations	—	(2,078)
Repayments of long-term debt	(286,718)	—
Increase in notes payable	91,130	869,834
Common stock	13,795	—
Additional paid in capital	903,252	—

Net cash provided by financing activities	691,790	867,756

NET INCREASE (DECREASE) IN CASH	157,318	48,674
CASH, BEGINNING OF PERIOD	159,484	244

CASH, END OF PERIOD	$316,802	$48,918

SUPPLEMENTARY INFORMATION:
Interest paid	$36,385	$409,953

Income taxes paid	$—	$—

The accompanying independent accountants’ review report and notes to financial statements should be read in conjunction with these Statements of Cash Flows.

CONSUMER DIRECT OF AMERICA
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003

BASIS OF PRESENTATION

The unaudited financial statements as of June 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.

NOTE 1 – STOCKHOLDERS’ EQUITY

On May 1, 2003, the Company issued 500,000 shares of its $0.001 par value common stock as consideration in an asset purchase and liability transfer agreement valued at $159,350. Of the total amount received, $500 is considered common stock and $149,500 is considered additional paid-in capital. As a result of the asset purchase agreement, fixed assets increased by $25,000 and Goodwill increased by $134,350.

NOTE 2 – CONSULTING AGREEMENT

On April 21, 2003 the Company entered a two-year consulting agreement with Caitlin Enterprises, Inc. The agreement requires the Company to pay $240,000 per year for two full time consultants working for Caitlin Enterprises, Inc. and under the supervision of the Company’s management.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company recorded a net income before income taxes of $164,961 during the quarter ended June 30, 2003. Although a substantial portion of the Company’s cumulative net loss is attributable to non-cash operating expenses, management believes that it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever. In addition, the Company has liabilities from underpayment of payroll taxes and related penalties. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

CONSUMER DIRECT OF AMERICA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2003

NOTE 4 – LITIGATION

On May 8, 2002, a lawsuit was filed in the Superior Court of the State of California, Santa Ana, California, Case Number 02CC06670 against the Company, its chief executive officer and others. Plaintiffs sued for breach of fiduciary duty, fraudulent diversion of corporate funds, equitable execution on defendants’ property, conspiracy to convert corporate assets, defraud creditors, and use of corporate funds to benefit officers’ own business. The Company, its chief executive officer, and others have subsequently responded and brought forth a cross-complaint for wrongful termination, breach of agreement and conversion of interests.

On July 15, 2003 the case was dismissed without prejudice by the Superior Court of the State of California for the County of Orange.

EXHIBIT INDEX

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Sec 1350 of Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Sec 1350 of Chief Financial Officer