Form 10-Q
period 2003-09-30
CONSUMER DIRECT OF AMERICA
filed 2003-11-17
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	Quarterly REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2003

Commission file number

CONSUMER DIRECT OF AMERICA,
INC.

(Exact name of Registrant as Specified in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6330 S. Sandhill Rd Suite 8
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

     Aggregate market value of Common Stock held by shareholders based on the closing price of the registrant’s Common Stock on the OTC:BB on September 30, 2003: $12,115,260.

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
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

CONSUMER DIRECT OF AMERICA INC., INC.
REPORT for the FISCAL QUARTER ENDING SEPTEMBER 30, 2003
ON FORM 10-Q

		Page
Part I.
Item 1.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 2.	Properties	5
Item 3.	Legal Proceedings	6
Item 4.	Quantitative and Qualitative Disclosures About Market Risks	6
Item 5.	Financial Statements and Supplementary Data	8
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

OVERVIEW

The Company is a direct-to-consumer mortgage banker/broker whose revenues are derived primarily from the origination commissions earned on the closing of mortgage and home equity loans that it sells. The Company also earns income from third parties who hire our Direct Marketing Group to sell products for them. During the third quarter of 2003, the Company completed an internally funded expansion program in order to facilitate its strategy of acquisition of medium sized independent mortgage brokerage businesses. The Company increased the size of its main HQ facility to 18,000 sq. ft. from 13,800 sq. ft. and upgraded its data center to provide for extended capacity. The data center expansion, software upgrade, “hot lead” marketing program, and administrative capacity were increased in order to facilitate the acquisition of independent mortgage brokers seamlessly into the Company’s infrastructure. The expansion program was completed during the third quarter of 2003.

During the third quarter of 2003, the Company improved in virtually all operating categories. Net income was once again positive as the Company completed its transition of its loan officers from a 100% commission program to a split based schedule. Branch offices were consolidated from eleven to six and overhead costs were reduced. Loan volume production increased and the number of real estate transactions closed by our real estate division increased over the same period last year. Management installed the “LoanMaker” System which is its name for the “hot Lead Transfer” system we employ to generate leads for our loan officers. This added to the overall productivity of each loan officer and thus contributed additional margin to the Company. The Company continued its strategy to generate a higher percentage of its loan production from purchase based transactions and continue to reduce its dependence on the volatile refinance market. We expect to have a blended mix of purchase to refinance business of 60% -40% by the end of the third quarter. The current mix is 50% -50%.

As the Company plans to add mortgage branches by acquisition, the marketing center will increase its operations related to “hot loan leads” and will expand the physical plant to accommodate the planned expansion. All operating units within the Company are profitable.

COMPARISON OF FINANCIAL RESULTS QUARTER ENDING 9/30/02 and 9/30/03

The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is qualified by reference to the Financial Statements and Notes thereto appearing elsewhere in this document. The balance sheet data as of September 30, 2003 and the income statement data for the same period ended September 30, 2002 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this document.

	UNAUDITED

	Three months ended		Nine months ended

	9/30/2003	9/30/2002	9/30/2003	9/30/2002

REVENUES:
Marketing revenues and commissions	$220,177	$402,456	$641,181	$1,052,197
Licensing agreements	—	—	—	555,350
Loan origination	2,258,795	2,398,060	7,542,173	3,172,140
Rental income	850	3,580	850	13,455

Total revenues	2,479,822	2,804,096	8,184,204	4,793,142
EXPENSES:
Selling, general and administrative	2,291,891	2,795,288	8,157,598	5,291,648
Depreciation expense	153,676	131,536	452,349	394,608

Total expenses	2,445,567	2,926,824	8,609,947	5,686,256

OPERATING INCOME (LOSS)	34,255	(122,728)	(425,743)	(893,114)

OTHER INCOME/(EXPENSES):
Interest expense	(48)	(531)	(2,683)	(410,484)
Other expenses	(384)	(2,872)	(384)	(2,872)

Total other income/(expenses)	(432)	(3,403)	(3,067)	(413,356)

NET ORDINARY INCOME (LOSS)	$33,823	$(126,131)	$(428,810)	$(1,306,470)

Accumulated Deficit, beginning of period	(4,011,945)	(2,183,626)	(3,549,312)	(1,003,287)
Accumulated Deficit, end of period	$(3,978,122)	$(2,309,757)	$(3,978,122)	$(2,309,757)

Basic and diluted weighted average number of common shares outstanding	49,254,470	26,614,581	44,194,979	26,614,581

Basic and diluted Net Income (Loss) per Share	0.001	(0.00)	(0.01)	(0.05)

	UNAUDITED

ASSETS	9/30/2003	12/31/2002

ASSETS:
Current assets:
Cash	$193,753	$159,484
Accounts receivable	672,891	383,918
Employee advances	19,061	—
Prepaid expenses	69,643	8,772

Total current assets	955,348	552,174

Fixed assets:
Property and equipment, net	1,431,152	1,661,618

Total fixed assets	1,431,152	1,661,618

Other assets:
Restricted Cash	500,006	—
Notes receivable	—	30,875
Goodwill	1,517,266	1,372,916
Other assets	—	18,157

Total other assets	2,017,272	1,421,948

TOTAL ASSETS	$4,403,772	$3,635,740

	UNAUDITED

LIABILITIES AND STOCKHOLDERS’ EQUITY	9/30/2003	12/31/2002

LIABILITIES:
Current liabilities:
Accounts payable & accrued expenses	$1,547,066	$1,199,242
Notes payable, net of deferred interest	143,917	75,000
Accrued interest payable	12,134	12,294
Line of credit	—	29,669
Current portion of long-term debt	—	235,000

Total current liabilities	1,703,117	1,551,205

Long term debt:
Long term debt, net of current portion	—	51,718

TOTAL LIABILITIES	1,703,117	1,602,923

Stockholders’ equity:
Convertible preferred stock, $0.001 par value 15,000,000 shares authorized, no shares issued and outstanding at	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 47,934,500 and 34,441,599 shares issued and outstanding, respectively	47,934	34,442
Additional paid-in capital - Common stock	6,630,843	5,547,687
Accumulated (deficit) during development stage	(3,978,122)	(3,549,312)

Total stockholders’ equity	2,700,655	2,032,817

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,403,772	$3,635,740

PROFITABILITY BY SEGMENT

     The Company reports each of its operating segments of the business as a separate profit center within the whole of the business. Given the business strategy for growth by acquisition, the Company maintains a higher than normal management structure for a mortgage operation of its current size. This over-configuration is necessary in order to attract the type of acquisition candidates the Company is seeking and the relative ratio of expense should decline as acquisitions and new revenue is added to the enterprise. Operating Segments shown below indicate how well each unit is performing and unprofitable segments are eliminated (Telco). All current operating segments of the business are profitable as of the current period.

CONSUMER DIRECT OF AMERICA
Revenue Segments
For the Quarter Ended 9-31-03

	Mortgages	Telco	All Others	Real Estate	Totals
Revenues from external cutomers	$2,142,854	$220,065	$—	$116,913	$2,479,833
Intersegment revenues					0
Interest Income	0
Interest expense	0				0
Depreciation and amortization	5,762	445	0	0	6,207
Segment Profit	788,279	(31,860)	0	6,021	762,440
Segment Assets	224,456	18,743	0	0	243,199
Expenditures for segment Assets	10,405	2,100	0	0	12,505

REVENUES

Revenues for the quarter ended September 30, 2003 decreased to $2.479 million from $2.804 million for the quarter ended September 30, 2002. This represents an 11.5% decrease in revenue over the same period one year before. This decrease resulted primarily from the discontinuance of the Direct Marketing Division’s campaigns in the Telco market. The company has needed its resources in Direct Marketing to be refocused on its core financial services products and moved away from the more volatile and less dependable telco product sales.

OPERATING EXPENSES

Total operating expenses decreased to $2.291 million for the quarter ended September 30, 2003 from $2.795 million for the quarter ended September 30, 2002. The decrease is primarily due reduced costs of operations and elimination and consolidation of various salaried positions.

Depreciation. Depreciation expense increased from $131 thousand in 2002 to $153 thousand in 2003. The primary increase was the addition of call center hardware and branch upgrades.

Operating Income The Company posted a net ordinary income profit of $33.8 thousand dollars for the period ending September 30, 2003. This represented an increase in profitability over the same period in 2002 of $159 thousand dollars. The increase represents a 481% improvement in earnings over the 2002 period. This is due to the internal structural changes made by management including creating greater margins in the loan commission program from our loan officers due to wider use of the Company’s “hot lead” program.

Income per Share. The basic diluted net income per share rose over 400% in the period over the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources of cash flow include cash commissions from the brokerage of mortgages, service release premiums, borrowings under institutional credit facilities, marketing fees, and interest income. The Company’s uses of cash include operating expenses, payment of interest, and capital expenditures primarily comprised of facility expansion, furniture, fixtures, computer equipment, software and leasehold improvements.

Net cash used in operating activities was $(479,551) for the nine months ended September 30, 2003. Net cash used in operating activities during the nine months ended September 30, 2002, was $ (1,015,547). The Company improved its Net Cash position by over 2:1 over the prior period one year ago. This is due to increased profitability of the business and cost reductions which have come on-line.

The Company believes that its existing cash and cash equivalents as of September 30, 2003 will be sufficient to fund its operating activities, capital expenditures and other obligations for the next twelve months.

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

While We Have Achieved two Profitable Quarters During Fiscal 2003, We Have a History of Losses, and We May Not Be Able to Maintain Profitability

While we achieved a profitable quarter as of September 30, 2002, we have an accumulated deficit of $3.978 million. Because we expect our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to maintain profitability. We may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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

ITEM 5. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-QSB

(a)  1. The following financial statements of CONSUMER DIRECT OF AMERICA INC., Inc. and its subsidiaries are found in this Annual Report on Form 10-Q for the quarter ended September 30, 2003:

CONSUMER DIRECT OF AMERICA INC., INC.
INDEX TO FINANCIAL STATEMENTS

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael A. Barron Michael A. Barron	Chief Executive Officer, President, and Chairman of the Board of Directors	November 13, 2003

/s/ Wayne K. Bailey Wayne K. Bailey	Chief Financial Officer, Chief Operating Officer and Director (Principal Financial and Accounting Officer)	November 13, 2003

Lee Shorey	Secretary	November 13, 2003

/s/ Paul Grady Paul Grady	Director	November 13, 2003

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Stockholders of
Consumer Direct of America
Las Vegas, Nevada

We have reviewed the accompanying balance sheets of Consumer Direct of America (a Nevada Corporation), as of September 30, 2003 and 2002, and the related statements of income and accumulated deficit for the three and nine months then ended, and the statement of cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All of the information included in these financial statements is the representation of the management of Consumer Direct of America.

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

Chavez & Koch, CPA’s

November 13, 2003
Henderson, Nevada

CONSUMER DIRECT OF AMERICA
BALANCE SHEETS
AS OF SEPTEMBER 30, 2003 AND 2002

	UNAUDITED

	9/30/2003	12/31/2002

ASSETS
ASSETS:
Current assets:
Cash	$193,753	$159,484
Accounts receivable	672,891	383,918
Employee advances	19,061	—
Prepaid expenses	69,643	8,772

Total current assets	955,348	552,174

Fixed assets:
Property and equipment, net	1,431,152	1,661,618

Total fixed assets	1,431,152	1,661,618

Other assets:
Restricted Cash	500,006	—
Notes receivable	—	30,875
Goodwill	1,517,266	1,372,916
Other assets	—	18,157

Total other assets	2,017,272	1,421,948

TOTAL ASSETS	$4,403,772	$3,635,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable & accrued expenses	$1,547,066	$1,199,242
Notes payable, net of deferred interest	143,917	75,000
Accrued interest payable	12,134	12,294
Line of credit	—	29,669
Current portion of long-term debt	—	235,000

Total current liabilities	1,703,117	1,551,205

Long term debt:
Long term debt, net of current portion	—	51,718

TOTAL LIABILITIES	1,703,117	1,602,923

Stockholders’ equity:
Convertible preferred stock, $0.001 par value 15,000,000 shares authorized, no shares issued and outstanding at	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 47,934,500 and 34,441,599 shares issued and outstanding, respectively	47,934	34,442
Additional paid-in capital - Common stock	6,630,843	5,547,687
Accumulated (deficit) during development stage	(3,978,122)	(3,549,312)

Total stockholders’ equity	2,700,655	2,032,817

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,403,772	$3,635,740

The accompanying independent accountants’ review report and notes to financial statements should be read in conjunction with these Balance Sheets.

CONSUMER DIRECT OF AMERICA
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	UNAUDITED

	Three months ended		Nine months ended

	9/30/2003	9/30/2002	9/30/2003	9/30/2002

REVENUES:
Marketing revenues and commissions	$220,177	$402,456	$641,181	$1,052,197
Licensing agreements	—	—	—	555,350
Loan origination	2,258,795	2,398,060	7,542,173	3,172,140
Rental income	850	3,580	850	13,455

To tal revenues	2,479,822	2,804,096	8,184,204	4,793,142
EXPENSES:
Selling, general and administrative	2,291,891	2,795,288	8,157,598	5,291,648
Depreciation expense	153,676	131,536	452,349	394,608

Total expenses	2,445,567	2,926,824	8,609,947	5,686,256

OPERATING INCOME (LOSS)	34,255	(122,728)	(425,743)	(893,114)

OTHER INCOME/(EXPENSES):
Interest expense	(48)	(531)	(2,683)	(410,484)
Other expenses	(384)	(2,872)	(384)	(2,872)

Total other income/(expenses)	(432)	(3,403)	(3,067)	(413,356)

NET ORDINARY INCOME (LOSS)	$33,823	$(126,131)	$(428,810)	$(1,306,470)

Accumulated Deficit, beginning of period	(4,011,945)	(2,183,626)	(3,549,312)	(1,003,287)
Accumulated Deficit, end of period	$(3,978,122)	$(2,309,757)	$(3,978,122)	$(2,309,757)

Basic and diluted weighted average number of common shares outstanding	49,254,470	26,614,581	44,194,979	26,614,581

Basic and diluted Net Income (Loss) per Share	0.001	(0.00)	(0.01)	(0.05)

The accompanying independent accountants’ review report and notes to financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

CONSUMER DIRECT OF AMERICA
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	UNAUDITED

	Nine months ended

	9/30/2003	9/30/2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(428,810)	$(1,306,470)
Adjustments to reconcile net loss to net cash (used) by operations:
Depreciation	452,349	394,608
(Increase) decrease in accounts receivable	(288,973)	(380,689)
(Increase) decrease in due under licensing agreement	—	(199,997)
(Increase) decrease in prepaid expenses	(60,871)	(3,139)
(Increase) decrease in deposits	—	(12,590)
(Increase) decrease in employee advances	(19,061)	(4,075)
(Increase) decrease in restricted cash	(500,006)	—
(Increase) decrease in other assets	18,157	—
Increase (decrease) in A/P and accrued expenses	1,077,965	503,723
Increase (decrease) in deferred revenue	—	(192,200)
Increase (decrease) in interest payable	(160)	—
Increase (decrease) in payroll liabilities	(730,141)	185,282

Net cash (used) by operating activities	(479,551)	(1,015,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(162,030)	(37,003)
Loan from affiliates	—	(99,923)
Cash paid in business acquisition	—	(100,000)
Due to shareholders	—	(34,887)
Note receivable	30,875	—

Net cash used by investing activities	(131,155)	(271,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of line of credit	(29,669)	—
Repayments of long-term debt	(286,718)	—
Increase (decrease) in advances to loan officers	—	(68,825)
Increase in notes payable	41,815	1,367,484
Proceeds from issuance of common stock	919,547	—

Net cash provided by financing activities	644,975	1,298,659

NET INCREASE (DECREASE) IN CASH	34,269	11,299
CASH, BEGINNING OF PERIOD	159,484	244

CASH, END OF PERIOD	$193,753	$11,543

SUPPLEMENTARY INFORMATION:
Interest paid	$—	$—

Income taxes paid	$—	$—

The accompanying independent accountants’ review report and notes to financial statements should be read in conjunction with these Statements of Cash Flows.

CONSUMER DIRECT OF AMERICA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2003

BASIS OF PRESENTATION

The unaudited financial statements as of September 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.

NOTE 1 – STOCKHOLDERS’ EQUITY

On July 28, 2003, the Company issued 25,000 shares of its $0.001 par value common stock for cash in the amount of $2,500. Of the total amount received, $25 is considered common stock and $2,475 is considered additional paid-in capital.

NOTE 2 – RESTRICTED CASH

On July 31, 2003, the Company deposited $500,006 in a non-interest bearing account in order to secure any possible short falls associated with the Company’s lines of credit.

NOTE 3 – LITIGATION

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