Form 10-K/A
period 2002-12-31
CONSUMER DIRECT OF AMERICA
filed 2004-02-02
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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
Yes [   ] No [X]

     This Annual Report contains forward-looking statements about the Company’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available. There can be no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Blue Star Coffee’s actual results may differ materially from those indicated by the forward- looking statements.

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

CONSUMER DIRECT OF AMERICA
2002 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Background

CONSUMER DIRECT OF AMERICA INC., Inc. (OTC:BB:CDIT) was incorporated on July 28, 2000 as Blue Star Coffee Inc. and began marketing its services in August 2000. We are a provider of loans directly to consumers, offering borrowers a variety of purchase and refinance mortgage loans (“mortgage loans”), home equity loans and home equity lines of credit (“home equity loans”) to suit their financial needs. Our two Marketing Centers in Nevada and Colorado directly solicit potential customers utilizing CDIT’s extensive technology infrastructure which the Company believes give it a distinct advantage over other mortgage companies.

We own and operate business units in two Groups:

➢	Financial Services Marketing Group

➢	Direct Marketing Group

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

Consumer Direct Lending (CDL) is the direct lending arm of the Company. Telesales agents conduct outbound calls using the Company’s sophisticated technology backbone to solicit mortgage financing opportunities. The “hot leads” are then transferred electronically to the various CDL branches where trained loan officers are waiting to close the loan leads. The operating history of the platform shows that CDL closes one loan for every ten “hot leads” delivered. The Company believes it has the ability to originate 1,500 “hot leads” per day per 100 telemarketing seats active. This would translate into a closed loan production of 150 loans per day or approximately 3,000 closed loans per month at current capacity. CDL operates five branches in Nevada, Colorado, Washington and California. The company owns CDL branches and loan officers employed there split their commissions with the Company on a 70/30% basis on average. New loan officers are trained as lead generators on the telesales platform before being assigned to a senior “mentor” in a CDL office. New loan officers receive a 50/50 split.

Las Vegas Mortgage (LVM) operates the “Net Branch” arm of the Company. Each net branch is independently owned and is responsible for their own expenses and operations management. Loan officers in each net branch receive 100% of the origination fees on each loan. LVM receives a transaction and processing fee of $975 for each closed loan plus a fee of $1,000 for each closed loan, which was generated from a “hot lead” generated by CDL. LVM operates five net branch offices in Southern Nevada. The Company does not plan to expand this business unit and has nearly completed the integration of its LVM branches into its CDL format.

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

Broadcast Campaigns

Customer prospect lists are provided from clients or specialty providers and are merged together to create a specific broadcast calling script, which is recorded and left as a message on home voice mail. A similar mail piece with specific information about the prospect’s financial profile and how we benefit the customer may also be developed to support the broadcast calling. Customers begin by calling any one of our toll free national call center numbers that houses state-of-the-art phone and computer systems which provides us with the ability to capture and track consumer data and produce real-time reports for campaign analysis.

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

          Product diversification . We offer diversified loan products - mortgage, home equity, and debt consolidation - in order to satisfy the various lending needs of our customers. We are able to shift resources such as marketing and operations expenses among our products to take advantage of seasonal and cyclical lending opportunities as the mix of business changes in response to interest rate and economic conditions. This product diversification strategy helps reduce the Company’s earnings volatility and provide more stability through a range of economic cycles. When interest rates are low, consumers refinance higher interest rate home loans in order to lower their overall borrowing costs. When interest rates are higher, consumers still have the need to borrow and are concerned about finding the best loan - perhaps a home equity line of credit - to meet their needs for such uses as home improvement or paying for college education.

          Broad Band Product Provider Strategy . Our business model starts with a focus on providing a broad bandwidth of mortgage products. Most mortgage bankers provide only their own loan products whereas CDIT has lending products from over 200 lenders. In this way, the Company believes it can reach more potential customers via its Direct Marketing Group’s resources and maintain them as referrals for new customers. Highly satisfied customers will help drive overall consumer adoption and thus expand our overall share of the lending market. Increased market share will drive economies of scale that should further help lower our costs to originate and close loans.

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

Financing

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

Over the past several decades, the supply of mortgage funds has moved from deposit based local sources to investment-based national sources. Many local and regional banks and savings and loans have transitioned from “portfolio lenders” to securities lenders,” selling a high percentage of their residential loans in the secondary market to Fannie Mae, Freddie Mac Ginnie Mae and others, who then securitize and sell loan portfolios to pension plans, insurance companies and Investors in national fund markets.

Settlement Services

In addition to sales and financing services, completion of a real estate transaction typically requires a number of additional services prior to the closing of the sale known as “settlement services.” Historically these services, which include credit appraisal, title, escrow, inspection, engineering, warranty and independent specialists provide insurance services, most of who are small local businesses. Until recently, there has been limited ability for settlement service firms to communicate and document their services other than through traditional, costly paper-intensive processes. Because each real estate transaction involves many service providers, the flies of each include the cost of duplicate marketing to the same customer. These inefficiencies create an opportunity for an organization that can bundle and deliver these services electronically at lower cost from a central point-of-sate.

Market opportunity

The consumer debt market is substantial and highly fragmented among many lenders. The evolution of Internet mortgage companies has done little to migrate the mortgage borrower to an electronic “do -it-yourself”

environment. The overwhelming numbers of borrowers still pick up a phone to begin their loan process. We believe with our technological infrastructure, which allows us to reach between 50,000 to 75,000 potential borrowers per hour, that the Company has a distinct advantage to win the opportunity for that first phone call from the borrower.

          Consumer Debt Market. According to industry sources, the 2002 U.S. consumer debt market for our focus products totaled approximately $3.9 trillion in originations, which is comprised of approximately $2.5 trillion in mortgage loans (approximately $1.5 trillion of which were refinance transactions), approximately $654.0 billion in home equity and non- prime mortgage loans. The average mortgage market totaled a significant $1.8 trillion in annual loan originations over the past four years (1999-2002), and 2002 was a record year for mortgage refinance loan activity.

Loan products are ideally suited to fulfillment via a direct marketing telephony delivery. These products are often complex, requiring extensive consumer research to find the right product and provider, and they do not require the consumer, provider and product to be in physical proximity. Loans - as opposed to other products marketed online, such as computers — have the potential to evolve into a completely electronic product. As loan products become more complex, consumers can not possibly understand the full effect of the variables involved in selecting a loan. As most lenders disguise their fee structure with terms such as “points” and “rebate”, it is difficult for the lay consumer to determine what they are paying for a loan. The opportunity to put a human voice in relationship with the borrower at a low cost is a perfect application for a direct marketing contact center technology.

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

We assert that our educated tele-salesman on our call center platform is necessary to commit a borrower to the transaction; and then we can direct the new customer to our field loan officers or our platform sales teams to follow-up and close. A combination of “high tech – high touch” brings the borrower into our financial services engine.

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

Some of the important innovations that we have introduced to date are:

     Increased Technical Enhancements to the Mortgage Process. We intend to further streamline and automate our processes in order to eliminate the inefficiencies and unnecessary steps that separate the origination and underwriting processes from the capital markets. By continually incorporating and upgrading automated underwriting techniques and technologies, we believe we will efficiently match borrowers with the loan best tailored to their needs, resulting in faster approval, lower pricing and reduced documentation. We currently employ a sophisticated proprietary lead generation system, which integrates, into our loan origination product matrix. The system is unique in that it eliminates the need for a product rate sheet. Each day our underwriting department loads in the product information from our 200 lenders and this information is stored in our system. When Loan Officers are reviewing the financial profile with a borrower, the system will automatically select the appropriate loan product for that borrower based on his/her unique financial profile. This greatly reduces the training aspect needed for loan officers to become effective with CDIT and frees up time for more marketing and sales activity.

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

Average Product Offering
Vs
CDL’s Expanded Product Offering

Fig. 2
Our Expanded Product Offering combined with the increase of loan originations resulting from our Lead Transfer System allows CDL to effectively close 70% of all loans originated compared to the industry standard of 35%

Operating Margin

Due to the value to individual loan officers of the CDIT system, the Company is able to impose a commission split favorable to the Company of at least 70/30% for seasoned loan officers and for new hires – 50/50%. With CDIT’s expanded Product Offering, Lead Generation Technology, and an Active Product Matrix to select loan product, CDIT can retain margins even in the most competitive markets. We believe the Company is unique among mortgage brokers in that CDIT possesses greater technology, a stronger marketing engine via its telesales platforms and more efficient processing via its integrated product selection system. For these reasons, the Company believes it will be successful at acquiring independent mortgage companies across the U.S. and can convert them to the CDIT profitable margin format.

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

Country Wide	Washington Mutual	Option One	Philadelphia Freedom
Universal Mortgage	Mountainview Mortgage	Capitol Commerce	First Horizon
Commonwealth	Greenpoint	Mylor	Accredited Home Loan
Mercury Mortgage	First Banc	First Franklin	Ameriquest
First Magnus	New Century	First Mortgage	Met West Mortgage
Decision One	BNC Mortgage	Finance America	First Bank of Arizona
NovaStar Mortgage	Wells Fargo	American Pioneer	Fremont
Stonercreek	Popular Finance	Cresleigh	International Home Capital

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

Automated Underwriting . Automated underwriting (AU) contributes significantly to our goal of increasing the efficiency of multi-source lending by providing customers with faster, more cost-efficient credit reviews and decisions. In addition, we believe customers also value the less onerous and time-consuming nature of AU relative to more traditional underwriting processes. We are also approved as an originator under Fannie Mae’s Desktop Originator and Desktop Underwriter system (DU), and Freddie Mac’s Loan Prospector system (LP). These systems help automate the lending process for all conforming loans.

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

LICENSING AND REGULATION OF MORTGAGE AND AUTO LOAN BUSINESS

We are licensed as a mortgage broker, or are otherwise authorized to originate mortgage loans in Nevada etc.... The Company’s mortgage broker/barker operations are subject to extensive regulation by federal and state authorities. The United States Department of Housing and Urban Development Q’HUD”) regulates certain aspects of the mortgage lending business. The Real Estate Settlement Procedures Act of 1974 ‘RESPA, a Federal statute, requires that certain disclosures, such as a Truth-in-Lending Statement, be made to borrowers and that certain information, such as the HUD Settlement Costs booklet, be provided to borrowers. The Fair Housing Act prohibits among other practices, discrimination, unfair and deceptive, trade practices, and requires disclosure of certain basic information to mortgagors concerning illicit terms. If the Company fails to comply with such regulations, possible consequences could include loss of approved status, demands for indemnification, class action lawsuits, and administrative enforcement actions.

RESPA contains certain prohibitions regarding the giving or taking of a fee, anything of value for the referral of business to any S-IC person or however, there is no prohibition regarding the payment of reasonable for the provision of goods, services and facilities.

From time to time in its debate over tax reform, Congress has discussed eliminating deductibility of mortgage interest. Should this occur, it would reduce the number of those who can afford homeownership, which would reduce potential demand for the Company’s products and services. Additionally several large law firms have promoted class action claims alleging that certain industry fee practices violate RESPA. while the Industry has responded vigorously to these activities, no assurances can be given as to their outcome and the impact on the industry.

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

ITEM 2. PROPERTIES

The Company leases the premises in Irvine, California. The lease provides for monthly payments of $7,048 with the company responsible for insurance, property taxes and utility costs associated with the property. The term of the lease is (60) sixty months ending in March 2004.

The Company leases the premises at Sandhill Road in Las Vegas, Nevada. The lease provides for monthly payments of $14,838 with the company responsible for insurance, property taxes and utility costs associated with the property. The term of the lease is (36) thirty-six months ending in July 2005. The Company also leases the premises at Meadows Lane in Las Vegas, Nevada. The lease provides for monthly payments of $8,910 on a month-to-month basis with the company responsible for insurance, property taxes and utility costs associated with the property.

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

OVERVIEW

The Company is a direct-to-consumer mortgage broker whose revenues are derived primarily from the origination commissions earned on the closing of mortgage and home equity loans that it sells. The Company also earns income from third parties who hire our Direct Marketing Group to sell products for them. During 2002, the Company embarked on an internally funded expansion program in order to increase the capacity of its direct to consumer marketing capacity. The Company doubled the size of its call center facility to 13,000 sq. ft. from 6,800 sq. ft. and upgraded its I3 telephony software to provide for extended capacity. The costs to do this were in excess of $1 million dollars, which the Company invested during the second and third quarters of 2002. Completion of the expansion was 80% completed by year end and operations returned to normal by the first quarter of 2003.

Management decided to perform this upgrade while production was relatively low such that it would not have to re tool at a later date during high productivity periods. This infrastructure expansion accounts for most of the operating losses during 2002 as management has chosen not to capitalize these expenses but rather expense them in order to reduce any drag on future earnings.

MORTGAGE REVENUES - QUARTERLY RESULTS

The Company’s mortgage revenues are primarily derived from the origination of brokering of loans. Brokered loans are funded through lending partners and the Company never takes title to the mortgage. The following table sets forth the unaudited results of operations for the Company’s Mortgage Division on a quarterly basis for the seven-month period ending 12/31/02.

MORTAGE DIVISION

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

Revenues increased from the first quarter to the fourth quarter of 2002 from $710,635 to $2,274,506. A significant portion of these increases resulted from growth in the dollar volume of mortgage and home equity loans funded, as well as a steady increase in mortgage revenue earned per loan. Mortgage revenues increased from $774,080 in the second quarter to total $4,741,455 for the year. The Division generated an operating profit of $406,716 for the year. Income steadily rose due to the increased number of closed loans from our Colorado loan center and from conversions Las Vegas Mortgage 100% commission based loan officers to CDL commission split loan officers. As the operating results for the Mortgage Division are truncated and only represent a seven-month period, Net Income results would be significantly higher for the full twelve-month period. In addition, the Company believes the profitability of the Division should continue to grow as more and more of our loan officers are converted to the CDL split commission format.

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

Expenses Operating expenses rose during the first and second quarter to $661,330 as the company doubled the size of its call center facility. In addition, the Company upgraded its Interactive Intelligence (I3) telephony software system and installed its high bandwidth communications platform in its newly acquired mortgage branches. The full expenses of the technology team are 100% allocated to the Direct Marketing Division and has not been allocated to other operating groups. Allocation of this cost unit pro-rata to the other operating groups should reduce operating expenses to this unit.

Non-Cash Expenses This business unit carries 100% of the allocation for the network and hardware infrastructure of the company, less small items such as personal computers. As a result of this accounting policy, Direct Marketing is allocated $562,056 in depreciation expense, which represents 50% of the operating loss of the Division.

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

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

REVENUES:
Marketing revenues and commissions	$1,570,694	$—
Licensing agreements	531,800	—
Loan origination	4,741,455	—
Rental income	24,630	—
Other income	126,811	—

Total revenues	6,995,390	—
EXPENSES:
Selling, general and administrative	8,455,349	373,733
Depreciation expense	587,157	151

Total expenses	9,042,506	373,884

OPERATING INCOME (LOSS)	(2,047,116)	(373,884)

OTHER INCOME/(EXPENSES):
Interest income	15,812	—
Interest expense	(119,753)	—
Other expenses	(20,975)

Total other income/(expenses)	(124,916)	—

NET ORDINARY INCOME (LOSS) BEFORE INCOME TAXES	(2,172,032)	(373,884)
BENEFIT FROM INCOME TAXES, NET OF VALUATION ALLOWANCE	—	—
NET INCOME (LOSS)	(2,172,032)	(373,884)
Accumulated Deficit, beginning of period	(373,993)	(109)
Accumulated Deficit from Merger	(1,003,287)	—

Accumulated Deficit, end of period	$(3,549,312)	$(373,993)

Basic and diluted weighted average number of common shares outstanding	23,874,851	3,933,476

Basic and diluted Net Income (Loss) per Share	(0.09)	(0.10)

The accompanying independent auditors’ report and notes to financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2002 AND 2001

	2002		2001

ASSETS
ASSETS:
Current assets:
Cash		$159,484	$790
Accounts receivable		83,918	—
Due from affiliates		—	—
Marketable securities		—	7,000
Prepaid expenses		8,772	—

Total current assets		52,174	7,790

Fixed assets:
Property and equipment, net		1,661,618	1,356

Total fixed assets		1,661,618	1,356

Other assets:
Notes receivable		30,875	—
Other assets		18,157	—
Goodwill		1,372,916	—
Deferred income tax asset, net of Valuation Allowance			—

Total other assets		1,421,948	—

TOTAL ASSETS	$	,635,740	$9,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses		$1,199,242	$—
Interest payable		12,294	—
Loan from shareholders		—	27,470
Line of credit		29,669	—
Bridge notes payable		75,000	—
Current portion of long term debt		235,000	—

Total current liabilities		1,551,205	27,470

Long term debt:
Long term debt, net of current portion		51,718	—

Total long term debt		51,718	—

TOTAL LIABILITIES		1,602,923	27,470

Stockholders’ equity:
Common stock, $0.001 par value, 60,000,000 and 20,000,000 shares Authorized, 34,441,599 and 5,692,787 shares issued and outstanding at December 31, 2002 and 2001, respectively		34,442	5,693
Additional paid-in capital - Common stock		5,547,687	349,976
Accumulated (deficit)		(3,549,312)	(373,993)

Total stockholders’ equity		2,032,817	(18,324)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$3,635,740	$9,146

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

OPERATING EXPENSES

Total Operating Expenses Total operating expenses increased to $9.3 million for the twelve months ended December 31, 2002 from $373 thousand for the twelve months ended December 31, 2001. The increase is primarily due to the acquisition of Lending Services in June 2002.

Other Income/Expense Other Income/Expense increased $124,916 due to the interest costs associated with certain debt financing offered during 2002. This debt financing has been converted into common stock and reduced to $286,718. The Company plans to retire these obligations during 2003.

General and Administrative General and administrative expenses increased to $8.45 million for the twelve months ended December 31, 2002 from $373 thousand for the twelve months ended December 31, 2001.

Depreciation. Depreciation expense increased from $151 in 2001 to $587,157 in 2002. The primary increase was the addition of the call center hardware and systems software.

Income/Loss per Share The loss per share reduced from $0.10 per share in 2001 to $ 0.09 per share in 2002. The main reason for the reduction in losses was the increase in margin in the mortgage division.

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

Net cash used in operating activities was $159,669 and $848,205 for the twelve months ended December 31, 2001 and 2002, respectively. Net cash used in operating activities during the twelve months ended December 31, 2001, was primarily due to the operations of Blue Star Coffee prior to its merger with Consumer Capital Holdings. Net cash used in operating activities during the twelve months ended December 31, 2002, was primarily due to the increase in expansion of the Company’s call center facility and Company wide infrastructure upgrades and depreciation..

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

ITEM 8. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

PART III

ITEM 11. DIRECTORS AND EXECUTIVE OFFICERS

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. The Company’s directors and executive officer are as follows:

Name	Age	Position	Appointed	Term

Michael A. Barron	52	Chairman, CEO and President	Feb. 20, 2002	3 yrs

Wayne K. Bailey	53	CFO/COO	November 1, 2002	2 yrs

Paul Grady	48	Executive Vice President	Feb. 20, 2002	3 yrs

Terry Vickery	38	Director	August 6, 2002	2 yrs

     The following are the Officers, Directors, and Key Management of the Company.

Name	Position

Michael A. Barron	Chairman, President, CEO & Director
Wayne Bailey	CFO/COO
Paul Grady	Executive Vice President – and Director
Joseph Cosio-Barron	Vice President – Corporate Counsel
Michael Accardi	Vice President, Chief Technology Officer
Dianne D. David	President – Consumer Direct Lending

     Michael A. Barron Chairman & CEO joined CONSUMER DIRECT Corporation in January 2001. From March 1995-1998, Mr. Barron pioneered the first nationwide commercially deployed video conference mortgage financing platform for Intel Corporation which as a licensed mortgage banker and broker in 20 states originated over $1 billion in fundings. From April 1992 to March 1995, Mr. Barron served as a business consultant for such companies as TRW, Pacific Bell and AT&T. Mr. Barron, in November 1989, founded and served as President, until 1994, of Finet Holdings Corporation (NASDAQ:FNCM), a publicly traded mortgage broker and banking business specializing in e-mortgage financing on site in real estate offices and remote marketing origination via the Internet (www.finet.com). In May 1984, Mr. Barron founded SOLD, one of the first companies to provide real estate companies with integrated PC based accounting and sales management systems. The “SOLD” system was purchased by over 10,000 offices and agents nationwide including Coldwell Banker, Realty World, and Century 21. In June 1979, TRW hired Mr. Barron to develop its real estate information services division (TRW/REIS) that acquired 11 companies in the field and eventually became the world’s largest repository of real estate property information - Experian. Mr. Barron was a founder of Citidata, the first electronic provider of computerized real estate multiple listing services (MLS) in the nation from 1975 to 1979. Citidata operated computerized listing services for over 60 of the nation’s largest MLS associations and was acquired by Moore Industries of Canada in 1979. Mr. Barron holds a B.S. degree from California Polytechnic University and has completed courses in the MBA program at UCLA.

     Wayne Bailey CFO Wayne Bailey joined Consumer Direct in the fall of 2002. From January 1990 –2002 he was Chief Operating Officer and Chief Financial Officer of a network of companies in the Aerospace, steel processing, Specialty Rebar, and metal forming industries. These companies grew to employ over 350 people with revenues in excess of $35 million. All of these companies were acquired from financially troubled situations and became very profitable after being restructured. This restructuring included the debt both secured and unsecured, installing information systems, and management systems. During this time Mr. Bailey also served as a consultant to companies in the Mortgage business, wood laminating, bottled water, bookbinding, wholesale siding, cabinet manufacturing and plastics industries. In August

2002 Mr. Bailey was responsible for arraigning the licensing of a new-patented paint tray to the largest wallpaper adhesive company in the country. This license included the manufacturing, and introduction of the tray at the National Hardware show in which it was awarded Best New Product of the Show and was featured on Good Morning America. In 1978 Mr. Bailey founded AIM Plastics Inc, which in ten years, grew to employee 65 people with annual sales of $15 million this company developed the process for forming PET plastic and became part of the development team of Eastman Chemical for the PET products. This resulted in a major combined sales effort in conjunction with Eastman Chemical. The combined effort with Eastman Chemical increased sales for PET products in excess of $500 million. AIM’s products became the standard in the confectionary industry for large retail packaging. Mr. Bailey worked with Arthur Young and Company as an auditor, and as lead on audits of small to mid sized companies both public and private. He helped develop procedures and methods to protect corporate assets for clients. This resulted in the detection of $15 million in mis-used corporate assets and the return of over $6 million. Mr. Bailey attended the University of Utah, Henager College of Business and LDS Business College earning degrees in Accounting and Business Administration.

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

     Dianne D. David President – Consumer Direct Lending has over 20 years in the Real estate industry, including owning her own residential mortgage brokerage firm for a period of time. Ms. David held the title of Vice President – Sales Manager for Virtual Mortgage Network. In this capacity Ms. David managed national residential mortgage sales for the company. Ms. David facilitated the sale of the mortgage marketing system to the top 100 real estate companies nationwide. In addition to sales Ms. David managed the contract review process, installation of video conferencing systems and marketing production activities of the over 100 independent real estate companies. Ms. David’s’ sales management resulted in growth of the company from 10 million dollars per month to over 100 million dollars per month in closed marketing production through the development of controlled business arrangements with Realtors in 17 states. Ms David also held the position of Vice President, Lender Services for Finet Corporation. In this capacity Ms. David developed and managed over $600 million in residential marketing production in 1992 with a supervised staff of 72 field sales persons.

     Michael Accardi – VP Chief Technology Officer joined the company in August of 2001 with the acquisition of the assets of the 21st Century call center in Las Vegas. His prior responsibilities were as the Chief Technical Officer for Travelscape - an Internet travel and reservations network. While there he supervised the technical infrastructure and operations of the network systems. Before joining Travelscape, he was the Systems Vice President at First Plus - a large mortgage call center environment specializing in 2nd trust deed refinancing. His responsibilities included the technical management of several large-scale call centers in multiple locations.

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

ITEM 12. EXECUTIVE COMPENSATION

The Company has employment agreements with its key executive officers.

Name	Position	Salary	Stock Options

Michael Barron	Chairman, CEO, President	$180,000	1.6 million shares
Wayne Bailey	CFO/COO	$180,000	1.6 million shares
Paul Grady	Executive Vice President	$120,000	1.6 million shares
Joseph Cosio-Barron	Corporate Counsel	$120,000	1.6 million shares

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

Name of Beneficial Owner	Position	Number of Shares Owned	Percentage

Michael A. Barron	Chairman, CEO, President	3.2 million	9.29%

Paul Grady	Executive Vice President	3.2 million	9.29%

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

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)  1. The following financial statements of CONSUMER DIRECT OF AMERICA INC., Inc. and its subsidiaries are found in this Annual Report on Form 10-K for the fiscal year ended December 31, 2002:

FINANCIAL STATEMENTS

Report of Independent Accountants Balance Sheets Statements of Operations Statements of Stockholders’ Equity Statements of Cash Flows Notes to the Financial Statements

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Michael A. Barron
	CEO, President, and Chairman	January 29, 2004
Michael A. Barron
/s/ Wayne K. Bailey	Chief Financial Officer, Chief Operating Officer and Director
	Principal Financial and Accounting Officer)	January 29, 2004
Wayne K. Bailey
Lee Shorey
	Secretary	January 29, 2004
Lee Shorey
Paul Grady
	Director	January 29, 2004
Paul Grady
Terry Vickery
	Director	January 29, 2004
Terry Vickery

CONSUMER DIRECT OF AMERICA INC., INC.
INDEX TO FINANCIAL STATEMENTS

CONSUMER DIRECT OF AMERICA

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of
Consumer Direct of America
Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Consumer Direct of America (a Corporation), as of December 31, 2002 and 2001, and the related consolidated statements of income and accumulated deficit, statement of changes in stockholders’ equity, and consolidated statement of cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumer Direct of America as of December 31, 2002 and 2001, and the result of its operations, accumulated deficit, and its cash flows for the periods ended December 31, 2002 and 2001, in accordance with accounting principles generally accepted in the United States of America.

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

Chavez & Koch, CPA’s

April 10, 2003
Henderson, Nevada

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2002 AND 2001

	2002		2001

ASSETS
ASSETS:
Current assets:
Cash		$159,484	$790
Accounts receivable		83,918	—
Due from affiliates		—	—
Marketable securities		—	7,000
Prepaid expenses		8,772	—

Total current assets		52,174	7,790

Fixed assets:
Property and equipment, net		1,661,618	1,356

Total fixed assets		1,661,618	1,356

Other assets:
Notes receivable		30,875	—
Other assets		18,157	—
Goodwill		1,372,916	—
Deferred income tax asset, net of Valuation Allowance			—

Total other assets		1,421,948	—

TOTAL ASSETS	$	,635,740	$9,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses		$1,199,242	$—
Interest payable		12,294	—
Loan from shareholders		—	27,470
Line of credit		29,669	—
Bridge notes payable		75,000	—
Current portion of long term debt		235,000	—

Total current liabilities		1,551,205	27,470

Long term debt:
Long term debt, net of current portion		51,718	—

Total long term debt		51,718	—

TOTAL LIABILITIES		1,602,923	27,470

Stockholders’ equity:
Common stock, $0.001 par value, 60,000,000 and 20,000,000 shares Authorized, 34,441,599 and 5,692,787 shares issued and outstanding at December 31, 2002 and 2001, respectively		34,442	5,693
Additional paid-in capital - Common stock		5,547,687	349,976
Accumulated (deficit)		(3,549,312)	(373,993)

Total stockholders’ equity		2,032,817	(18,324)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$3,635,740	$9,146

The accompanying independent auditors’ report and notes to financial statements should be read in conjunction with these Balance Sheets.

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

REVENUES:
Marketing revenues and commissions	$1,570,694	$—
Licensing agreements	531,800	—
Loan origination	4,741,455	—
Rental income	24,630	—
Other income	126,811	—

Total revenues	6,995,390	—
EXPENSES:
Selling, general and administrative	8,455,349	373,733
Depreciation expense	587,157	151

Total expenses	9,042,506	373,884

OPERATING INCOME (LOSS)	(2,047,116)	(373,884)

OTHER INCOME/(EXPENSES):
Interest income	15,812	—
Interest expense	(119,753)	—
Other expenses	(20,975)

Total other income/(expenses)	(124,916)	—

NET ORDINARY INCOME (LOSS) BEFORE INCOME TAXES	(2,172,032)	(373,884)
BENEFIT FROM INCOME TAXES, NET OF VALUATION ALLOWANCE	—	—
NET INCOME (LOSS)	(2,172,032)	(373,884)
Accumulated Deficit, beginning of period	(373,993)	(109)
Accumulated Deficit from Merger	(1,003,287)	—

Accumulated Deficit, end of period	$(3,549,312)	$(373,993)

Basic and diluted weighted average number of common shares outstanding	23,874,851	3,933,476

Basic and diluted Net Income (Loss) per Share	(0.09)	(0.10)

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

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
(CONTINUED)

Issued for conversion of Participating Investment Certificates
February 20, 2002	1,079,449	1,079	(1,079)	—	—	—
Issued for purchase of Lending Services June 1, 2002	2,650,000	2,650	1,359,076	—	—	1,361,726
Issued for conversion of note payable October 22, 2002	211,667	212	62,288	—	—	62,500
Issued for conversion of note payable October 22, 2002	26,667	27	7,973	—	—	8,000
Issued for conversion of note payable October 22, 2002	33,333	33	9,967	—	—	10,000
Issued for conversion of note payable October 22, 2002	33,333	33	9,967	—	—	10,000
Issued for conversion of bridge note December 15, 2002	2,728,000	2,728	493,272	—	—	496,000
Issued for conversion of bridge note December 15, 2002	2,062,500	2,063	372,937	—	—	375,000
Issued for executive compensation December 16, 2002	2,110,000	2,110	105,500	—	—	107,610
Net loss
December 31, 2002	—	—	—	—	(2,172,032)	(2,172,032)

Total
December 31, 2002	34,441,599	$34,442	$5,547,687	—	(3,549,312)	$2,032,817

The accompanying independent auditors’ report and the notes to financial statements should be read in conjunction with this Statement of Changes in Stockholders’ Equity.

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,172,032)	$(373,884)
Adjustments to reconcile net (loss) to net cash (used) by operations:
Depreciation	587,157	151
Stock based compensation	109,283	209,950
Increase in accounts receivable	(12,115)	—
(Increase) decrease in prepaid expenses	(4,446)	4,084
Decrease in deposits	4,944	—
Increase in accounts payable and accrued expenses	639,004	—
Increase in accrued interest on financing	12,294	—

Net cash used in operating activities	(835,911)	(159,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(121,013)	(1,507)
Business acquisition	(87,861)	—
Notes receivable	(30,875)	—
(Increase) decrease in marketable securities	7,000	(7,000)

Net cash used in investing activities	(232,749)	(8,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to shareholder	(27,470)	32,470
Issuance of common stock	—	771
Increase in additional paid-in capital	—	114,848
Net proceeds from line of credit	29,669	—
Proceeds from issuance of notes payable	279,155	—
Proceeds from issuance of bridge notes	946,000	—

Net cash provided by financing activities	1,227,354	148,089

NET INCREASE (DECREASE) IN CASH	158,694	(20,117)
CASH, BEGINNING OF PERIOD	790	20,907

CASH, END OF PERIOD	$159,484	$790

SUPPLEMENTARY INFORMATION:
Interest paid	$683	$531

The accompanying independent auditors’ report and notes to financial statements should be read in conjunction with these Statements of Cash Flows.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF ORGANIZATION

Description of business

Consumer Direct of America, formerly Blue Star Coffee, Inc. - A Development Stage Company (the “Company”) was incorporated in the state of Nevada on July 28, 2000. Currently, the Company operates marketing centers utilize state-of-the-art phone and computer systems to provide the Company with the ability to operate numerous marketing campaigns for their customers. Additionally, the Company captures and tracks customer data, producing real-time reports for effective analysis, modifications and redirecting towards other products and services in which their clients may be interested. Currently, the Company maintains call centers in two different locations: Las Vegas, Nevada, and Denver, Colorado. The Company’s corporate headquarters are in Las Vegas, Nevada. The Company recently acquired mortgage brokerage and real estate services enterprises located in Las Vegas, Nevada.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its carrying amount. The amount of impairment loss, if any, is measured as the difference between net book value of the asset and its estimated fair value

The Company evaluates the recoverability of its long-lived assets in accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets". The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when management’s estimates of discounted future operating cash flows expected to result from the use of the asset is less than its carrying amount.

Goodwill

The Company has adopted Financial Accounting Standards Board Statement No. 142, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under the provisions of FAS 142 goodwill is no longer required to be amortized but is subject to periodic testing for impairment.

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

Selling, general and administrative expenses

Selling, general and administrative costs are charged to operations when incurred. Selling, general and administrative costs were $8,455,349 and $373,733 for the years ended December 31, 2002 and 2001, respectively.

	2002	2001

Advertising	$36,827	$—
Appraisals	6,075	—
Automotive	6,253	—
Bad debt expense	82,633	—
Bank charges	12,913	—
Commissions	4,692,547	—
Contributions	950	—
Courier	9,925	—
Dues and subscriptions	3,113	—
Equipment rental	23,079	—
General and administrative	—	122,467
Insurance	101,719	—
Janitorial expenses	5,739	—
Leased lines	10,709	—
Licenses and permits	12,289	—
Marketing expenses	2,656	—
Meals and entertainment	17,939	—
Miscellaneous	40,865	—
New hire expense	3,547	—
Office supplies and expenses	74,080	—
Offsite storage	868	—
Outside services	1,926	—
Payroll and payroll taxes	2,075,739	1,500
Payroll processing	3,413	—
Penalties	265,241	—
Postage	3,810	—

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2002	2001

Professional fees	370,693	249,766
Purchased lists	10,331	—
Refund	5,577	—
Relocation and moving	20,554	—
Rent	277,406	—
Repairs and maintenance	19,385	—
Telephone	146,710	—
Travel	66,069	—
Utilities	43,769	—

	$8,455,349	$373,733

Income Taxes

The Company accounts for income taxes in accordance with the provisions of Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the periods in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Stock issued for Services

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter party’s performance is complete or the date on which it is probable that performance will occur.

The amounts that have been charged against income for those services were $107,610, and $1,500 for 2002, and 2001, respectively.

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

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board released SFAS No. 142, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002.

In August 2001, the Financial Accounting Standards Board released SFAS No. 143, which is to be applied starting with fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for asset retirement obligations. The Company does not expect SFAS 143 to have material impact on its financial statements.

In October 2001, the Financial Accounting Standards Board released SFAS No. 144, which addresses financial accounting and reporting for impairment or disposal of long-lived assets. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. Any gain or loss on extinguishments of debt that was classified, as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30 for classification, as an extraordinary item shall be reclassified. The provisions of SFAS 145 are effective for transactions occurring after May 15, 2002 with early adoption encouraged. The Company does not expect SFAS 145 to have material impact on its financial statements.

In June 2002, the FASB issued Financial Accounting Standards Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities". The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 and is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect SFAS 146 to have material impact on its financial statements.

In October 2002, the FASB issued Financial Accounting Standards Statement No. 147 “Acquisitions of Certain Financial Institutions” which does not apply to the Company.

In December 2002, the FASB issued Financial Accounting Standards Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure". The Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company does not expect SFAS 148 to have material impact on its financial statements.

NOTE 3 – BUSINESS COMBINATIONS

Effective February 20, 2002, in connection with a stock purchase agreement, Blue Star Coffee, Inc., a Nevada Corporation (“BSCF”) issued an aggregate of 17,593,863 newly issued and 5,692,787 previously issued and outstanding shares of its common stock at $.001 par value per share in exchange for all of the outstanding shares of the CCH, Inc. - the predecessor company of Consumer Direct of America - and subsequently retired all shares of CCH, Inc. A conversion ratio of approximately 1.61 shares of BSCF’s common stock for each share of CCH, Inc.’s common stock was used for this transaction. This reverse merger qualified for a tax-free reorganization and has been accounted for as a re-capitalization of CCH, Inc. and the acquisition of BSCF and its book value. The entity then changed its name to Consumer Direct of America (the Company).

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

As a result of the acquisitions the Company is expected to broaden its customer base and to reduce costs through economies of scale.

The acquisition of Lending Services and LV Realty can be summarized as follows:

Assets acquired	$249,106
Liabilities assumed	(160,296)

Value of net assets acquired	88,810
Fair value of consideration tendered	(1,461,726)

Goodwill assigned to acquisition	$(1,372,916)

The results of operations for June 6, 2002 (date of acquisition) through December 31, 2002 of Lending Services and LV Realty are included in the accompanying consolidated financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

Due From Stockholders and Affiliates

At December 31, 2002, the Company has an amount due of approximately $30,875 from St. Andrews Golf International. St. Andrews Golf International was founded and is owned by a member of the Company’s management team who is also a stockholder. The receivable is payable on demand and bears interest at 10% per annum.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

The Company entered into a Common Stock Purchase Agreement with Consumer Capital Holdings, a Nevada corporation (“CCH”) on February 20, 2002. CCH and/or its designee(s) exchanged an aggregate of 12,989,000 issued and outstanding shares of common stock for an

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

F -1 4

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

NOTE 6 – BRIDGE NOTES

During the year ended December 31, 2002, the Company began issuing Bridge Financing Notes (“The Notes”) to obtain up to $1,000,000 in financing. The loans are being issued to assist the Company with its initial public offering. Company assets are being used as collateral to secure the notes. The note terms call for each $100,000 promissory note to be repaid with $110,000 in cash, and warrants worth $100,000. The number of warrants will be determined by the principal amount of the notes issued divided by the stock price on the first day of trading subsequent to the closing of the public offering. As of December 31, 2002 the Company had defaulted on $75,000 outstanding in bridge notes. During the first two quarters of 2003, all Bridge Loans were converted into shares of common stock.

NOTE 7 – CONTINGENCIES

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

NOTE 8 – GOING CONCERN

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

Management is attempting to raise additional equity and debt financing to sustain operations until it can market its services and expand its customer base, and achieve profitability. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 9 - LINE OF CREDIT

The Company has an available line of credit with a bank of $30,000 and zero December 31, 2002 and 2001, respectively, of which $29,669 was drawn against at December 31, 2002. The interest rate for the line of credit is 2% over the prime interest rate, which was 4.25% as of December 31, 2002 resulting in a rate of 6.25%.

NOTE 10 – NOTES PAYABLE & LEASES

The Company had notes payable at December 31, 2002 as follows:

A note payable to an individual, with principle, interest at 10% per annum, and 250 shares of common stock due at the maturity in March 2003, unsecured.	1,000

A note payable to an individual, with principle, interest at 10% per annum, and 1,250 shares of common stock due at the maturity in March 2003, unsecured.	5,000

A note payable to an individual, with principle, interest at 10% per annum, and 1,250 shares of common stock due at the maturity in April 2003, unsecured.	5,000

A note payable to an individual, with principle, interest at 10% per annum, and 1,250 shares of common stock due at the maturity in March 2003, unsecured.	5,000

A note payable to an individual, with principle, interest at 10% per annum, and 250 shares of common stock due at the maturity in April 2003, unsecured.	1,000

A note payable to an individual, with principle, interest at 10% per annum, and 1,250 shares of common stock due at the maturity in April 2003, unsecured.	5,000

A note payable to an individual, with principle, interest at 10% per annum, and 250 shares of common stock due at the maturity in April 2003, unsecured.	1,000

A note payable to an individual, with principle, interest at 10% per annum, and 250 shares of common stock due at the maturity in April 2003, unsecured.	1,000

A note payable to an individual, with principle, interest at 10% per annum, and 500 shares of common stock due at the maturity in April 2003, unsecured.	2,000

A note payable to an individual, with principle, interest at 10% per annum, and 500 shares of common stock due at the maturity in March 2003, unsecured.	2,000

A note payable to an individual, with principle, interest at 10% per annum, and 1,250 shares of common stock due at the maturity in April 2003, unsecured.	5,000

A note payable to an individual, with principle, interest at 10% per annum, and 500 shares of common stock due at the maturity in April 2003, unsecured.	2,000

A note payable to an individual, with principle, interest at 10% per annum, and 5,000 shares of common stock due at the maturity in May 2003, unsecured.	20,000

A note payable to an individual, with principle, interest at 10% per annum, and 2,500 shares of common stock due at the maturity in June 2003, unsecured.	10,000

NOTE 10 – NOTES PAYABLE & LEASES (CONTINUED)

A note payable to an individual, with principle, interest at 10% per annum, and 12,500 shares of common stock due at the maturity in June 2003, unsecured.	50,000

A note payable to an individual, with principle, interest at 10% per annum, and 6,250 shares of common stock due at the maturity in June 2003, unsecured.	25,000

A note payable to an individual, with principle and interest at 10% per annum due at the maturity in March 2003, unsecured.	10,000

A note payable to an individual, with principle and interest at 10% per annum due at the maturity in February 2003, unsecured.	8,500

A note payable to an individual, with principle and interest at 10% per annum due at the maturity in January 2003, unsecured.	50,000

A note payable to an individual, interest at 8% paid annually, and principle and accrued interest due at the maturity in April 2006, unsecured.	38,987

A note payable to an individual, interest at 8% paid annually, and principle and accrued interest due at the maturity in April 2006, unsecured.	12,731

A capital lease to a leasing company, with monthly payments of $439, inclusive of interest at 22.9% through June 2003 secured by equipment.	1,312

A note payable to a financing institution, interest at 10%, and principle and accrued interest due at the maturity in March 2003, secured by an interest in assets.	25,188

286,718
Less: Current Portion	(235,000)

$51,718

Minimum lease payments for leases of various vehicles and premises are as follows:

For the year ending December 31;

	Capital	Operating

2003	$1,312	$312,870
2004	—	209,532
2005	—	103,866
2006	—	—
2007	—	—
Thereafter	—	—

Total	$1,312	$626,268

NOTE 10 – NOTES PAYABLE & LEASES (CONTINUED)

The Company leases the premises in Irvine, California. The lease provides for monthly payments of $7,048 with the company responsible for insurance, property taxes and utility costs associated with the property. The term of the lease is (60) sixty months ending in March 2004.

The Company leases the premises at Sandhill Road in Las Vegas, Nevada. The lease provides for monthly payments of $14,838 with the company responsible for insurance, property taxes and utility costs associated with the property. The term of the lease is (36) thirty-six months ending in July 2005. The Company also leases the premises at Meadows Lane in Las Vegas, Nevada. The lease provides for monthly payments of $8,910 on a month-to-month basis with the company responsible for insurance, property taxes and utility costs associated with the property.

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

NOTE 11 – PROPERTY AND EQUIPMENT

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

NOTE 12 – SEGMENT DISCLOSURES

The Company has four reportable segments: Mortgage or lending services, real estate, call center or “Telco”, and licensing. The mortgage or lending segment originates consumer mortgages. The real estate segment handles listings for consumer real estate and provides all of the real estate services to sell the property and facilitate the purchase of real estate for consumers. The call center segment contracts with competitive local exchange carriers to solicit the switching of phone lines from their competitors for a fee. They also solicit homeowners to refinance their property for the mortgage segment. The “others” segment represents nonrecurring revenues and expenses.

NOTE 12 – SEGMENT DISCLOSURES (CONTINUED)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses and foreign exchange gains and losses.

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of the acquisition was retained.

	Mortgage	Real Estate	Call Center	Others	Totals

Revenues from external customers	4,831,950	631,549	1,000,091	531,800	6,995,390
Intersegment revenues	—	—	—	—	—
Interest Revenue	14,312	—	—	—	14,312
Interest expense	1,667	—	—	—	1,667
Depreciation and amortization	23,050	—	1,781	—	24,831
Segment profit	259,343	(9,311)	(215,506)	308,222	342,748
Other significant non-cash items	—	—	—	—	—
Segment Assets	214,051	—	16,643	—	230,695
Expenditure for Assets	—	—	—	—	—

Revenues
Total revenues for reportable segments	$6,995,390

Profit or Loss
Total profit for reportable segments	342,748
Other loss	(2,514,780)

Income (Loss)	$(2,172,032)

NOTE 12 – SEGMENT DISCLOSURES (CONTINUED)

Assets
Total assets for reportable segments	$230,695
Other assets	2,032,129
Goodwill not allocated to segments	1,372,916

Consolidated total	$3,635,740

	Segment		Consolidated
Other Significant Items	Totals	Adjustments	Totals

Interest revenue	$14,312	$1,500	$15,812
Interest expense	1,667	118,086	119,753
Depreciation	24,831	562,326	587,157

NOTE 13 – SUBSEQUENT EVENTS

The Company has refinanced its loan with the bank in March 2003. Additionally, although the Company expects to renegotiate several of its notes with various individuals, the Company has defaulted on several of these same notes.

NOTE 14 - LITIGATION

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