Form 10KSB
period 2003-12-31
CONSUMER DIRECT OF AMERICA
filed 2004-04-14
CIK 1138173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                             COMMISSION FILE NUMBER

                        CONSUMER DIRECT OF AMERICA, INC.
             (Exact name of Registrant as Specified in its Charter)

                    NEVADA                              88-0471353
        (State or Other Jurisdiction of              (I.R.S. Employer
         Incorporation or Organization)             Identification Number)


                          6330 S. SANDHILL RD. SUITE 8
                             LAS VEGAS, NEVADA 89120
           (Address of Principal Executive Offices including Zip Code)

                                 (702) 547-7300
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

     Aggregate market value of Common Stock held by shareholders based on the closing price of the registrant's Common Stock on the OTC:BB on June 30, 2002:
$15,814,123.

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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

This Annual Report contains forward-looking statements about the Company's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. There can be no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Blue Star Coffee's actual results may differ materially from those indicated by the forward- looking statements.

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

                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----
         THE COMPANY......................................................1

         PROFITABILITY BY SEGMENT.........................................2

         EXTRAORDINARY BUSINESS EXPENSE...................................2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..............................4

         MARKET FOR COMMON STOCK..........................................7

         BUSINESS.........................................................9

         COMPETITIVE ADVANTAGE OF CDA....................................11

         INDUSTRY OVERVIEW...............................................15

         MANAGEMENT......................................................23

         PRINCIPAL STOCKHOLDERS..........................................27

         EMPLOYMENT AGREEMENTS...........................................28

         RISK FACTORS....................................................30

         DESCRIPTION OF SECURITIES.......................................35

         FINANCIAL STATEMENTS...........................................F-1

INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE

         The following documents filed with the SEC under the Exchange Act are hereby incorporated by reference to this Memorandum:

         FORM TYPE                      FILED                       PERIOD
         ---------                      -----                       ------
         10-K/A                         02/02/2004                  12/31/2002
         8-K                            01/15/2004                  01/15/2004
         8-K                            01/15/2004                  01/15/2004
         DEF 14C                        12/23/2003                  09/29/2003
         10-Q                           11/17/2003                  09/30/2003
         10-Q                           08/15/2003                  06/30/2003
         8-K                            08/07/2003                  07/24/2003
         8-K/A                          05/29/2003                  03/07/2003
         10-Q                           05/20/2003                  03/31/2003
         8-K/A                          05/19/2003                  03/07/2003
         10-K                           04/15/2003                  12/31/2002
         8-K                            03/07/2003                  11/06/2002
         10QSB                          11/20/2002                  09/30/2002
         10QSB                          09/20/2002                  06/30/2002
         10QSB/A                        05/23/2002                  03/31/2002
         10QSB                          05/21/2002                  03/31/2002
         8-K/A                          05/14/2002                  05/14/2002
         8-K/A                          05/14/2002                  05/14/2003
         8-K/A                          05/08/2002                  05/06/2002
         8-K                            04/19/2002                  02/20/2002
         10KSB                          04/02/2002                  12/31/2001
         8-K                            03/06/2002                  02/20/2002

         All documents filed by the Company pursuant to the Exchange Act after the date of this Memorandum and prior to the termination of the Offering shall be deemed to be incorporated by reference herein and to be a part hereof from the date of filing. Any statement contained herein or in a document incorporated or deemed to be incorporated by reference herein shall be deemed to be modified or superseded for purposes hereof to the extent that a statement contained herein or in any subsequently filed document which also is or is deemed to be incorporated by reference herein modifies or supersedes such statement. Any such statement so modified or superseded shall not be deemed, except as modified or superseded, to constitute a part of this Memorandum.

         The Company will provide to any prospective investor in the Shares, without charge, upon such person's written or oral request, a copy of any and all documents that have been incorporated by reference herein.

                                   THE COMPANY

DESCRIPTION OF BUSINESS

GENERAL BACKGROUND

         Consumer Direct of America, formerly known as Blue Star Coffee, Inc., is a Nevada corporation formed in July, 2000 to sell specialty coffee beans, brewed coffee and espresso-based beverages through company-owned and franchised retail locations. In February 2002, Blue Star, which was then in the development stage, acquired all of the outstanding stock of Consumer Capital Holdings, Inc. and Consumer Capital Holdings became a wholly owned subsidiary of Blue Star. After its acquisition of Consumer Capital Holdings, Blue Star changed its name to Consumer Direct of America. Consumer Direct of America (The "Company") is a direct-to-consumer mortgage broker and banker with revenues derived primarily from origination commissions earned on the closing of first and second mortgages on single-family residences ("mortgage loans" and "home equity loans"). The Company currently employs over 300 people, 150 of which are residential mortgage and/or real estate brokerage professionals. The Company has closed loan volume of over $800 million for the year ended Dec. 31, 2003. The Company has acquired and intends to acquire other businesses in the direct-to-consumer mortgage brokerage business and may acquire other businesses that are outside the direct-to-consumer mortgage brokerage business. A recent acquisition, Pro Mortgage in San Francisco, independently produced loan volume in excess of $500 million in 2003. The Company believes it has the infrastructure, systems, direct marketing call center support and operational management necessary to properly integrate more acquisitions in order to establish and support a national network.

At present, the Company sells its loan servicing through correspondent relationships with Flagstar, BNC, and Wells Fargo with agreements pending with Aurora, CitiFinancial, Countrywide, NovaStar, Principal Mortgage and Washington Mutual. The Company recently obtained a small warehouse banking credit line but qualifies for a line up to $70 million dollars. The Company is experiencing growth on a quarter-to-quarter basis through its acquisitions and has become a consolidator of the direct-to-consumer mortgage brokerage business, specializing in the sub prime marketplace.

     Our executive offices are located at 6330 S. Sandhill, Suite 8, Las Vegas, Nevada 89120 and our telephone number is (702) 547-7300. Our Web site is located at www.cdofamerica.com. Information on the Web site is not a part of this Memorandum.

RECENT DEVELOPMENTS

     On February 20, 2002 Blue Star Coffee, Inc., a Nevada corporation (the "Registrant") acquired Consumer Capital Holding, Inc., ("CCHI") a Nevada corporation through a stock exchange affected pursuant to an Acquisition Agreement dated February 20, 2002 (the "Agreement"). Pursuant to the Agreement the stockholders of CCHI transferred to the Registrant all of the issued and outstanding shares of capital stock of CCHI and the Registrant issued to the stockholder of CCHI an aggregate of 1,047,900 post split shares of the common, par value $0.02, per share, of the Registrant. The amount of consideration was determined by arms length negotiations between the Registrant and the stockholders of CCHI.

     On June 6, 2002 Consumer Direct of America, a Nevada corporation (the "Registrant") acquired Lending Servicing Corporation dba Las Vegas Mortgage ("LSC") a Nevada corporation through a stock exchange and cash effected pursuant to an Acquisition Agreement dated June 6, 2002 (the "Agreement"). Pursuant to the Agreement the stockholders of LSC transferred to the Registrant all of the issued and outstanding shares of capital stock of LSC and the Registrant issued to the stockholder of LSC an aggregate of 120,000 post split shares of the common stock par value $0.02, per share, of the Registrant and $100,000 in cash. The amount of consideration was determined by arms length negotiations between the Registrant and the stockholders of LSC.

     On November 20, 2003, Consumer Direct of America a Nevada corporation (the "Registrant"), acquired Pro Mortgage Corp., a California corporation ("Pro") through a stock exchange effected pursuant to an Acquisition

Agreement dated November 20, 2003 (the "Agreement") Pursuant to the Agreement, the two stockholders of PRO transferred to the Registrant all of the issued and outstanding shares of capital stock of PRO and the Registrant issued to the two stockholders of PRO an aggregate of 150,000 post split shares of the common stock, par value $0.02, per share, of the Registrant, PRO has conducted its mortgage brokerage finance business under the name PRO Mortgage. The amount of the considerations was determined by arms-length negotiations between the Registrant and the stockholders of PRO.

PROFITABILITY BY SEGMENT

     The Company reports each of its operating segments of the business as a separate profit center within the whole of the business. Operating Segments shown below indicate how well each unit is performing and the Telco segment was eliminated during the third quarter of 2003. All current operating segments of the business are profitable as of the current period.

                           CONSUMER DIRECT OF AMERICA
                           REVENUE AND PROFIT SEGMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                      MORTGAGES          TELCO       REAL ESTATE     TOTALS
                                      ---------          -----       -----------     ------
Revenues from external customers     $ 7,884,588      $ 648,330        $861,362    $9,394,280

Inter-segment revenues                                                                      0
Interest Income                                0

Interest expense                               0                                            0
Depreciation and amortization             23,048          1,780               0        24,828
SEGMENT PROFIT                         1,537,764       (189,559)         12,370     1,379,811

EXTRAORDINARY BUSINESS EXPENSE

Given the business strategy for growth by acquisition, the Company maintains a much higher than normal overhead and management structure for a mortgage operation of its current size. During 2003, the company carried an additional $1,941,151 in salary and expenses associated with the business strategy of acquisition of regional mortgage brokerage companies. The company was successful in acquiring two business units during 2003 comprising in excess of $500 million in closed loan volume. Associated with these acquisitions was extraordinary expenses for legal work, accounting and audit work, travel, and a management overhead to research, procure, due diligence, and close the opportunities that represent the company's primary growth strategy.

These expenses are not directly related to the loan production of the company's operations and would not be part of the operating overhead if the company were not engaged in an aggressive acquisition strategy. Below is a pro-forma statement of operations of the company adjusted for the removal of the overhead associated with the acquisition strategy. It is anticipated that once the company completes its program of acquisitions, this overhead would no longer be required and would no longer be represented in the Income Statement.

                         EXTRAORDINARY EXPENSES FOR 2003

                        Legal                   383,017
                        Consulting              302,970
                        Accounting               22,538
                        Travel                   98,562
                        Moving                   16,179
                        Management              985,362
                        Payroll Taxes           132,523
                                              ---------
                                              1,941,151

                 PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2003

                                                                  PRO-
                                                   CDA          MORTGAGE         COMBINED
                                                ----------     ----------      -----------
REVENUES:
        Marketing revenues and commissions         648,539     $       --      $   648,539
        Licensing agreements                            --             --               --
        Loan origination                        $8,744,891      5,031,633       13,776,524
        Rental income                                  850             --              850
                                                ----------     ----------      -----------
                Total revenues                   9,394,280      5,031,633       14,425,913

EXPENSES:
        Selling, general and administrative*    $8,695,482     $4,975,369      $13,670,851
        Depreciation expense                       593,037         17,635          610,672
                                                ----------     ----------      -----------
                Total expenses                   9,288,519      4,993,004       14,281,523

OPERATING INCOME (LOSS)                            105,760         38,629          144,390
                                                ----------     ----------      -----------

OTHER INCOME/(EXPENSES):
        Interest income                              2,463          5,647            8,110
        Other expenses                             (30,183)                        (30,183)
                                                ----------     ----------      -----------
                Total other income/(expenses)      (27,720)         5,647          (22,073)
                                                ----------     ----------      -----------
NET ORDINARY INCOME (LOSS)                      $   78,040     $   44,277      $   122,317
                                                ==========     ==========      ===========


* Adjusted by $1,941,151 in Extraordinary Expenses.

The company has completed five acquisitions to date and integrated them into operations during 2003 at an average cost of $388,230 per company integrated. The company believes its cost per transaction going forward will be substantially less due to efficiencies now present.

MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Memorandum. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed under Risk Factors in this Memorandum. We disclaim any obligation to update information contained in any forward- looking statement.

OVERVIEW

     The Company is a direct-to-consumer mortgage banker/broker whose revenues are derived primarily from the origination commissions earned on the closing of mortgage and home equity loans that it sells. During the third quarter of 2003, the Company implemented an expansion program in order to facilitate its strategy of acquisition of medium-size independent mortgage brokerage businesses. The Company increased the size of its main HQ facility to 18,000 sq. ft. from 13,800 sq. ft. and upgraded its data center to provide for extended capacity. The data center expansion, software upgrade, "hot lead" direct marketing program, and administrative capacity were increased in order to facilitate the acquisition of independent mortgage brokers into the Company's infrastructure.

     During the third quarter of 2003, the Company improved in virtually all operating categories. The Company completed its transition of its loan officers from a 100% commission program to a split-based schedule. Branch offices were consolidated from eleven to six and overhead costs were reduced. Loan volume production increased and the number of real estate transactions closed by our real estate division increased over the same period last year. Management installed the "Loan Maker" System, which is its name for the "Hot Lead Transfer" system we employ to generate leads for our loan officers. This added to the overall productivity of each loan officer and thus contributed additional margin to the Company. The Company continued its strategy to generate a higher percentage of its loan production into purchase based transactions and continued to reduce its dependence on the volatile refinance market.

     As the Company plans to add mortgage branches by acquisition, the Direct Marketing Call Center will increase its operations related to "hot loan leads" and will expand the physical plant to accommodate the planned expansion.

                           CONSUMER DIRECT OF AMERICA
                             STATEMENT OF OPERATIONS
                        FOR YEAR ENDED DECEMBER 31, 2003

                                                             2003            2002
                                                        ------------    ------------
REVENUES:
   Loan origination                                     $  8,744,891       4,741,455
   Marketing  revenues and commissions                       648,539       1,570,694
   Licensing agreements                                         --           531,800
   Rental income                                                 850          24,630
   Other income                                                 --           126,811
                                                        ------------    ------------
     Total revenues                                        9,394,280       6,995,390

EXPENSES:
   Selling, general and administrative                    10,636,633       8,455,349
   Depreciation expense                                      593,037         587,157
                                                        ------------    ------------
     Total expenses                                       11,229,670       9,042,506
                                                        ------------    ------------

OPERATING INCOME (LOSS)                                   (1,835,390)     (2,047,116)
                                                        ------------    ------------

OTHER INCOME/(EXPENSES):
   Interest income                                            11,465          15,812
   Interest expense                                           (9,002)       (119,753)
   Other expenses                                            (30,183)        (20,975)
                                                        ------------    ------------
     Total other income/(expenses)                           (27,720)       (124,916)
                                                        ------------    ------------

NET ORDINARY INCOME (LOSS) BEFORE INCOME TAXES            (1,863,110)     (2,172,032)

BENEFIT FROM INCOME TAXES, NET OF VALUATION ALLOWANCE           --              --

NET ORDINARY INCOME (LOSS)                              $ (1,863,110)   $ (2,172,032)
                                                        ------------    ------------

Accumulated Deficit, beginning of period                  (3,549,312)       (373,993)

Accumulated Deficit from Merger                                 --        (1,003,287)
                                                        ------------    ------------

Accumulated Deficit, end of period                      $ (5,412,422)   $ (3,549,312)
                                                        ============    ============

Basic and diluted weighted average number of
   common shares outstanding                              52,745,944      23,874,851
                                                        ============    ============

Basic and diluted Net Income (Loss) per Share                  (0.04)          (0.09)
                                                        ============    ============

                           CONSUMER DIRECT OF AMERICA
                                  BALANCE SHEET
                                DECEMBER 31, 2003

                                                                                  2003           2002
                                                                               -----------    -----------
                                             ASSETS
ASSETS:

    Current assets:
      Cash                                                                     $     2,589    $   159,484
      Accounts receivable                                                          611,507        383,918
      Prepaid expenses                                                                --            8,772
                                                                               -----------    -----------
         Total current assets                                                      614,096        552,174
                                                                               -----------    -----------

    Fixed assets:
      Property and equipment, net                                                1,560,567      1,661,618
                                                                               -----------    -----------
         Total fixed assets                                                      1,560,567      1,661,618
                                                                               -----------    -----------

    Other assets:
      Notes receivable                                                              30,875         30,875
      Goodwill                                                                   1,871,361      1,372,916
      Other assets                                                                  81,049         18,157
      Deferred income tax asset, net of valuation allowance                           --             --
                                                                               -----------    -----------
         Total other assets                                                      1,983,285      1,421,948
                                                                               -----------    -----------

TOTAL ASSETS                                                                   $ 4,157,948    $ 3,635,740
                                                                               ===========    ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

    Current liabilities:
      Accounts payable and accrued expenses                                    $ 1,298,451    $ 1,199,242
      Interest payable                                                              16,414         12,294
      Line of credit                                                                29,669         29,669
      Current portion of long term debt                                               --          235,000
      Notes payable, net of deferred interest                                       58,500           --
      Bridge notes payable                                                         295,600         75,000
                                                                               -----------    -----------
         Total current liabilities                                               1,698,634      1,551,205
                                                                               -----------    -----------

    Long term debt:
      Long term debt, net of current portion                                          --           51,718
                                                                               -----------    -----------
         Total long term debt                                                         --           51,718
                                                                               -----------    -----------

TOTAL LIABILITIES                                                                1,698,633      1,602,923
                                                                               -----------    -----------

Stockholders' equity:
    Common stock, $0.001 par value, 100,000,000 and 60,000,000 shares authorized, 61,770,599 and 34,441,599 shares issued and outstanding
         at December 31, 2003 and 2002, respectively                                61,771         34,442
    Additional paid-in capital - Common stock                                    7,809,965      5,547,687
    Accumulated (deficit)                                                       (5,412,422)    (3,549,312)
                                                                               -----------    -----------
         Total stockholders' equity                                              2,459,314      2,032,817
                                                                               -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 4,157,948    $ 3,635,740
                                                                               ===========    ===========

REVENUES

     Revenues for the year ended December 31, 2003 increased to $9.4 million from $6.9 million for the twelve months ended December 31, 2002. This increase resulted primarily from the acquisitions and growth in the number of mortgage and home equity loans closed, as well as the fee revenue generated by contract services in the Direct Marketing Call Center.

OPERATING EXPENSES

         TOTAL OPERATING EXPENSES

                  Total operating expenses increased to $11.2 million for the twelve months ended December 31, 2003 from $9.0 million for the twelve months ended December 31, 2002. The increase is primarily due to the acquisition of Pro Mortgage and additional growth and extraordinary expenses of $1,9 million associated with the acquisition strategy.

         OTHER INCOME/EXPENSE

                  Other Income/Expense decreased to $27,720 from $124,916 due to the reduction in interest costs associated with certain debt financing offered during 2002. This debt financing has been converted into common stock and reduced to $27,720. The Company plans to retire these obligations during 2004.

         GENERAL AND ADMINISTRATIVE

                  General and administrative expenses increased to $10.6 million for the twelve months ended December 31, 2003 from $8.5 million for the twelve months ended December 31, 2002.

        DEPRECIATION

                  Depreciation expense increased from $587,157 in 2002 to $593,037 in 2003. This represents virtually no change in the base equipment of the company as no major purchases were made in 2003.

         INCOME/LOSS PER SHARE

                  The loss per share reduced from $0.09 per share in 2002 to $
                  0.03 per share in 2003. The main reason for the reduction in losses was the increase in margin in the mortgage division.


MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock has been traded in the over-the-counter market on the OTC Bulletin Board under the symbol "CSUA" since approximately April 2002.

     The following table shows the quarterly high and low bid prices of our common stock for the periods indicated as reported by the OTC Bulletin Board. Such prices are inter-dealer quotations without retail mark-ups, markdowns or commissions and may not represent actual transactions.

        FISCAL 2002:                       HIGH            LOW
        ------------                       ----            ---
       Second Quarter                     $15.00          $3.60
       Third Quarter                      $12.00          $4.00
       Fourth Quarter                     $9.00           $1.00

        FISCAL 2003:                       HIGH            LOW
        ------------                       ----            ---
       First Quarter                      $9.60           $2.22
       Second Quarter                     $9.00           $4.40
       Third Quarter                      $6.60           $4.42
       Fourth Quarter                     $13.60          $4.00

                     [GRAPH SHOWING PRICE OF COMMON STOCK]


     As of December 31, 2003, there were approximately 446 stockholders of record of our common stock. On February 16, 2004, the closing bid price for our common stock was $5.20.

DIVIDEND POLICY

     We have never paid any cash dividends on our Common Stock and anticipate that, for the foreseeable future, no cash dividends will be paid on our Common Stock. Payment of future cash dividends will be determined by our Board of Directors based upon conditions then existing, including our financial condition, capital requirements, cash flow, profitability, business outlook and other factors. In addition, our future credit arrangements may restrict the payment of dividends.

BUSINESS

BACKGROUND

     Consumer Direct of America, formerly known as Blue Star Coffee, Inc., is a Nevada corporation formed in July, 2000 to sell specialty coffee beans, brewed coffee and espresso-based beverages through company-owned and franchised retail locations. In February 2002, Blue Star, which was then in the development stage, acquired all of the outstanding stock of Consumer Capital Holdings, Inc. and Consumer Capital Holdings became a wholly owned subsidiary of Blue Star. After its acquisition of Consumer Capital Holdings, Blue Star changed its name to Consumer Direct of America. Consumer Capital Holdings is a Nevada corporation formed in May, 2001 to provide loans to consumers, offering borrowers a variety of purchase and refinance mortgage loans ("mortgage loans") and home equity loans and home equity lines of credit ("home equity loans") to meet their financial needs.

COMPANY OVERVIEW

     Consumer Direct of America (the "Company") is a direct-to-consumer mortgage broker and banker with revenues derived primarily from origination commissions earned on the closing of first and second mortgages on single-family residences. The Company currently employs over 300 people, 150 of which are residential mortgage and/or real estate brokerage professionals who have closed loan volume of over $800 million for the year ended Dec. 31, 2003.

     Currently, the combined loan volume for all operations is in excess of $60 million per month with revenues of $1.6 million per month. These results include a number of recently completed acquisitions but not ones in the final stages of negotiations. Combining these acquisitions/targets will increase annual volume by approximately $1 billion or an additional $80 million monthly. One of those recently consummated acquisitions, Pro Mortgage in San Francisco, independently produced loan volume in excess of $500 million last year. The Company is on track to achieve its $1.6 billion loan volume target for 2004.

     The prospects for future acquisitions and growth are aggressive, but controllable. The Company has the infrastructure, systems, call center support and operational management necessary to properly integrate these and many more acquisitions in order to establish a countywide network.


                         COMPANY CURRENT PORTFOLIO MIX

                                    [CHART]


Prime          45%
SubPrime       20%
Equity         33%
FHA/VA          2%

At present, the Company sells its loan servicing released through correspondent relationships with Flagstar, BNC, and Wells Fargo with agreements pending with Aurora, CitiFinancial, Countrywide, NovaStar, Principal Mortgage and Washington Mutual. The Company does not currently own or service mortgages and assumes no credit risk. The Company is experiencing phenomenal growth on a quarter-to-quarter basis through its campaign of acquisitions and has become a leading consolidator of the booming direct-to-consumer mortgage brokerage business. The Company anticipates significant and meaningful growth by its consolidation and expansion efforts.

CONSOLIDATION & EXPANSION

The Company originates loans through its rapidly growing Direct Marketing Call Center in Las Vegas, Nevada and from its wholly owned regional subsidiaries. The Company's regional branch system currently has locations in Northern California, Southern California, Colorado, Atlanta, and Nevada. The Company is currently authorized to originate mortgage loans in Nevada, California, Colorado, Utah, and licensing is pending in ten (10) other states.

The mortgage brokerage business is a highly fragmented and localized industry that has experienced explosive growth. This opens an opportunity for an emerging national company like Consumer Direct of America to create increased efficiencies and to build a national name brand in the industry. The Company is currently the leading mortgage broker in Nevada. It has already made several successful acquisitions of local and regional brokerage operations in other western states, and has identified and started due diligence review on a number of other profitable acquisition targets. The Company plans to have 10 regional hubs across the U.S. by the end of 2004.

The Company's consolidation efforts have been highly successful because they perform in-depth due diligence up front and retain key loan officers/management and quickly standardize operational procedures and systems. Aggressiveness and profitability are rewarded via long-term stock option plans. In exchange, the acquired company gets access to resources not normally available to brokers such as financing, better products, mortgage banking, advanced systems, marketing, and a phased exit strategy for owners via the stock option program.


                      [MAP SHOWING EXISTING CDA LOCATIONS]


The Company remains on the look out for possible profitable acquisitions; it has already identified potential acquisitions that if consummated, could help the Company achieve $1.6 billion loan volume goal by year-end 2004. The Company is successful in the acquisition process because it provides access to resources not normally available to brokers such as financing, better products, mortgage banking, advanced systems, marketing, and an exit strategy. More importantly, as the Company continues its national expansion, it will create a geographical diversification much sought after by securitization agents and rating agencies, thus improving new growth strategies for its funding relationships. The Company's acquisition strategy and significant origination growth will lead to better funding solutions that will dramatically improve its operating margins.

COMPETITIVE LEGISLATIVE ADVANTAGE OF CDA

The Acting Secretary of HUD has submitted revisions to the Real Estate Settlement Procedures Act (RESPA) to the office of Management and Budget for final approval. The proposed changes, although the final draft has not been made public, are expected to have far reaching effects within the Mortgage Industry. As previously written, the new changes will place a decided advantage in the hands of mortgage bankers and state and federal banks. Mortgage Brokers will find themselves at a clear disadvantage in terms of competitive pricing when compared with banking operations.

If the bill, as last reviewed, passes, the Mortgage Brokers will be forced to make the transition to banking, become a "net branch" of an existing mortgage banking operation or be acquired by someone like Consumer Direct of America. To remain a mortgage broker in a clearly disadvantaged position will ultimately lead to failure in the business.

It should be noted that many "net branch" arrangements as currently practiced are not recognized as legal operations according to HUD. The net branches, are prohibited from originating FHA loans under such an arrangement. Additionally, as net branch operations, the branch manager receives no equity for his contributions to the parent banking company. In the case of CDA, there is value received, as additional compensation can be earned through production and a viable exit strategy is provided.

This pending legislation will provide additional momentum for large successful brokerage houses to make the transition to a wholly owned subsidiaries of Consumer Direct of America.

USE OF TECHNOLOGY FOR COMPETITIVE ADVANTAGE

The Company invested heavily into an enterprise communication system from Interactive Intelligence (I3). The dialer can operate outbound, inbound, broadcast and fax campaigns. If needed, the system can operate all of these campaigns simultaneously. The system is built with Compaq Proliant servers and Cisco firewalls and routers. It is capable of making 75,000 outbound calls an hour. The Company currently has 20 T1 lines serving the dialer and loan platform. The system is capable of making 32,000 broadcast connects per day. Broadcast dialing provides a pre-recorded message to be left on answering machines of homes or businesses. The system is web based so real-time reports and call monitoring can be done from anywhere in the world where there is an Internet connection. Calls are recorded and stored digitally to meet all compliance standards.

The Company's proprietary lead generation system, "Loan Maker", has much more capacity than is currently in use, therefore offering competitive advantage by providing significant "hot leads" for relatively little incremental additional cost. In addition, the Direct Marketing Call Center has the space and technical capacity to more than double in size without any changes in the infrastructure. It is far more difficult to get qualified loan agents and underwriters, than to fill the Direct Marketing Call Center seats.

The Company utilizes a state-of-the-art computerized Direct Marketing Call Center and highly trained representatives, offering complete and accurate answers to customers' financial questions right over the phone. By centralizing the support functions required to deliver this service on a nationwide basis, operational efficiencies are maximized.

In an industry dominated by high turnover and the hiring of older, more experienced and expensive employees, the Company has created a proprietary sales system that includes multiple levels of sales personnel, working in a tightly controlled environment directed by scripts, forms and basic job profiles. This method allows the Company to recruit mortgage-inexperienced salespeople, disregarding standard hurdles to growth that are experienced by others in the sector.

                      OUR TECHNOLOGY DRIVER REVENUE SYSTEM

                                    [CHART]


                  60,000 out bound dials - 2,000 "Hot Leads" -
                  400 Loan Apps - 200 Loans - $900,000 in fees

The Company relies primarily on targeted direct mail and telemarketing to attract borrowers as well as "feet on the street" type loan officers who have purchase relationships with real estate agents. The Company's advertising campaigns are managed by centralized staff using a targeted marketing mailing/calling lists and oversee the completion of mailing campaigns by its own in-house mail center. Direct promotions generate calls and inquiries to a centralized staff of loan officers. The Company also utilizes automated outbound calling to target a number of specific programs designed for select homeowners to generate new loan inquiries.

Marketing programs include outbound direct calls, local direct mail campaigns, broadcast dialing campaigns, national presence and image building activities, strong realtor referral programs, corporate affiliated programs and relocation referral programs. Combined with a state-of-the-art call center, these activities will greatly enhance the Company's ability to attract additional volume and merger acquisition candidates.

INTELLECTUAL PROPERTY

Trademarks and other proprietary rights are important to our success and our competitive position. Although we seek to protect our trademarks and other proprietary rights through a variety of means, we may not have taken adequate steps to protect these rights. We may also license content from third parties in the future and it is possible that it could be subjected to infringement actions based upon the content licensed from these third parties. Any claims brought against us, regardless of their merit, could result in costly litigation and the diversion of our financial resources and technical and management personnel. Further, if any claims are proved valid, through litigation or otherwise, we may be required to change our trademarks and pay financial damages, which could adversely affect our business.

We typically enter into confidentiality agreements with our employees and consultants and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our rights. The steps we have taken may not prevent misappropriation of our proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

"HIGH TECH - HIGH TOUCH"

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

     We believe that consumers need the assurance of another professionally trained human being in order to have comfort in making commitments to enter into complex home financing transactions. Throughout the "dot com" blitz of the past, consumers still preferred to pick up the phone rather than boot up their PC when it came to securing mortgage debt at a ratio of more than 10 to 1. The process of Internet mortgage research did not provide enough comfort to consumers to make them change their habits of "talking" verses "browsing" for answers.

     We assert that our educated tele-salesman on our call center platform is necessary to commit a borrower to the transaction; and then we can direct the new customer to our field loan officers or our platform sales teams to follow-up and close. A combination of "high tech - high touch" brings the borrower into our financial services engine.

     Our websites function differently than most "dot com" mortgage sites. They are designed to offer prospective borrowers easy access to rate quotes, information about loan fulfillment and a variety of interactive tools and services to help them understand their options and make the best choices for their personal situations. Once comfortable, the customer can activate a phone call directly into one of our Consumer Direct Lending Loan Centers and our expert counselors can begin the loan process. Upon authorization by the customer, his/her loan profile is transferred to a seasoned loan officer while the customer is on the phone.

CUSTOMER LIFETIME VALUE (CLTV).

Unlike traditional web based financial companies, CDA uses the Internet primarily as a customer services channel providing electronic access to consumers for a variety of home-related financial services. The Company uses its significant experience in direct marketing to first contact the consumer, establish a verbal relationship, close the financing transaction and continue to hold the relationship via the use or the Internet as a communications channel. The Company has positioned itself as an electronic "consultant" to the homeowner as well as "provider" of the products and services they need. This technique allows the Company to build a robust customer "profile" based on the information provided by "browsers" as well as "buyers". The database of information gleaned from this allows the Company to better target first time customers as repeat customers by establishing their unique "buyers profile" which remains a pant of their record. The Company can then target previous customers with future products and services based on their customer profile preferences and use the Internet as the marketing delivery mechanism. This CLTV objective is the key driver behind the Company's development of its HomeAdvantage program for customer retention. HomeAdvantage creates a customer membership program that offers our members discounts on various products and keeps the customer close to CDA's marketing engine.

PROFITABILITY AND GROWTH

The Company has self-funded over a $1 million investment in its infrastructure, uses its core expertise in direct marketing and its proprietary marketing technologies to create productivity results that are 100%-150% higher than industry averages. These higher productivity rates create higher gross margins for the Company and allow it to grow faster than its competitors, thus becoming a leading consolidator. The Company has produced consistent quarter-over-quarter growth. For the nine months ended September 30, 2003, the Company's revenues were $8.2 million, a 165% increase over revenues of $4.8 million in the same period of the prior year. Revenues for the quarter ended September 30, 2003 decreased to $2.479 million from $2.804 million for the quarter ended September 30, 2002. This represents an 11.5% decrease in revenue over the same period one year before. This decrease resulted primarily from the discontinuance of the Direct Marketing Call Center's campaigns in the Telco market. Total operating expenses decreased to $2.291 million for the quarter ended September 30, 2003 from $2.795 million for the quarter ended September 30, 2002. The decrease is primarily due reduced costs of operations and elimination and consolidation of various salaried positions.

The Company has needed its resources in Direct Marketing to be refocused on its core financial services products and moved away from the more volatile and less dependable Telco product sales. After making significant self-funded investments in infrastructure, the Company continued profitability in the most recently reported quarter ended September 30, 2003. The Company posted a net ordinary income profit of $33.8 thousand dollars for the period ending September 30, 2003. This represented an increase in profitability over the same period in 2002 of $159 thousand dollars. The increase represents a 481% improvement in earnings over the 2002 period. This is due to the internal structural changes made by management including creating greater margins in the loan commission program from our loan officers due to wider use of the Company's "hot lead" program.

COMPANY OBJECTIVE

The Company's goal is to become one of the nation's premier direct lender conduit mortgage originators and servicers. The Company has developed a specific strategy that will provide it the stability, flexibility, aggressive pricing and ease of execution to succeed. The Company has successfully entered new markets and established itself as one of the leading mortgage originators. The Company will become more independent, financially secure and diversified by following this strategy. A team of individuals who know that every individual transaction creates overall success leads the Company. It is this approach, which sets the Company apart from the competition and makes the Company a great company to work with, given it's growing reputation for exceptional performance.

The Company intends to convert its recently acquired mortgage banking operation into an assembly-line process through access to its own warehouse lending lines, thereby converting the Company from broker to lender. The Company also recognizes the long-term (24 - 36 months) opportunities of financing properties and establishing a mortgage conduit to solidify their position in the mortgage market. Conduits are entities that purchase loans with the intent to securitize them at some future date. Conduits are usually formed through the joint effort of an originator and investment bank. Therefore, the Company would then enter into a correspondent relationship with a leading lender, until it has reached annual production of approximately $3 Billion. The result of this will create better execution of its mortgage origination pipeline and increased profitability through securitization and servicing revenues. Central to the operation will be the capitalization of its centralized state-of-the-art mortgage origination call center to continue to increase loan volumes as it implements a well defined nationwide mortgage loan origination and acquisition strategy controlled and coordinated through a high tech communications and computerized trading desk.

This conversion process will follow a predetermined strategic time frame based upon loan volume, structural capacity and market place outlook. The ultimate conversion will raise margins from 1% to 3%, plus provide significant loan servicing and securitization income, with limited credit risk to the Company. The integrated and timely approach to be deployed by the Company will ensure its strength and prosperity. The continued acquisition and expansion efforts will generate significant growth and diversification of the mortgage origination sector, which will be processed in a high-tech centralized call center, funded directly in-house, and ultimately serviced in-house, securitized and sold in a conduit arrangement.

The company plans to continue to invest its resources in the following areas:

     1) continue the acquisition and expansion efforts in order to generate growth and portfolio diversification of the mortgage origination sector;

     2) convert and integrate the mortgage banking operations, through access to the necessary warehouse lines of credit, that will permit the Company to meet the statutory capital requirements required to operate as a correspondent lender and thereby "bank" its own loans, before selling them off to larger financial institutions;

     3) to continue to upgrade the technical and operating infrastructure of the Company and its acquired companies, it currently cost approximately $200,000 - $250,000 to upgrade an acquired entity;

     4) to expand the retail business by increased marketing and advertising, direct mail campaigns and increased call center activities;

     5) to establish the infrastructure for financing properties and establishing a mortgage conduit and securitization arrangement;

     6) to develop or contract out the infrastructure and support systems required to handle mortgage loan servicing and reporting requirements.

INDUSTRY OVERVIEW

Mortgage financing has become an increasingly important element in the economy. According to the Board of Governors of the Federal Reserve System, in 2002, home mortgage debt outstanding alone amounted to $6.5 trillion. Overall the mortgage market grew 11.6 percent in 2002 from the previous year, in the home mortgage sector; finance companies' holdings rose 12.4 percent in the same period. According to the Mortgage Bankers Association, 67 million households, or 66% of the 102 million households in the U.S., own their own home, and industry sources estimate that home ownership rates will exceed 70% over the next several years. Therefore home mortgage transactions, including both purchase and refinancing are expected to increase steadily throughout the coming decade, whether or not we continue to enjoy the current environment of record-low interest rates. The Company has recently added debt consolidation products to its portfolio, which helps to hedge the mortgage business against any cyclical fluctuations in the industry. Debt consolidation has traditionally been resistant to interest rate volatility. Regardless of interest rates, the home ownership levels continue to drive, which translates into more mortgages outstanding.

TOTAL MORTGAGES OUTSTANDING 1997 - 2002

                                            1997          1998          1999          2000          2001          2002
                                            ----          ----          ----          ----          ----          ----
     Total mortgages                      $5,201.10     $5,712.50     $6,316.60     $6,890.30     $7,600.80    $8,486.00

     Home                                  3,978.30      4,362.90      4,787.20      5,205.40      5,738.10     6,460.00

     Multifamily residential                 300.10        331.50        369.10        405.00        453.30       498.40

     Commercial                              832.70        921.60      1,057.90      1,171.00      1,293.00     1,401.80

     Farm                                     90.00         96.60        102.30        108.90        116.30       125.80

     Source: Board of Governors of the Federal Reserve System.

One of the Company's growth areas is the sub prime market (currently representing 20% of the Company portfolio mix). This sector of the market has evolved from virtually nothing in the early 1990's to a $210 Billion market in 2002. As this market continues to mature, the Company is positioned well to capitalize on the inevitable decline of the dominant top five sub prime residential lenders who currently account for 80% of the market. The entry of Fannie Mae and Freddie Mac into the market has created new outlets for these loans and will assist in the redistribution of the marketplace.

Demographic factors such as the size of various age groups within the population and changes in disposable income, interest rates and the desirability of other investment options influence the residential mortgage market. The Company success has been achieved due to a number of factors, including its successful consolidation of old-line brokers, proprietary marketing efforts and continuous infrastructure investment.

Real estate has been one of the few bright spots in the U.S. economy in past years. Demographics points to further growth in the real estate and home mortgage market in the coming years. The mortgage brokerage business is highly fragmented and localized industry; this creates opportunities for the Company to expand its operations by continued consolidation efforts nationally. During 2004/2005, the Company plans to expand further in the West but will begin to focus on growth in the East. As previously indicated the Company plans to have 10 regional hubs across the U.S. by the end of 2004.

TARGET MARKET OVERVIEW

The mortgage brokerage industry is a large and fragmented national business with over 30,000-mortgage brokerage organizations employing almost a quarter of a million people. In 2002 mortgage brokers represented 55% of home loans originated in the US. For 2003 the industry is estimated to have originated over $2 trillion in mortgages. Average home prices have risen at a steady average of 4.3% for the past ten years. According to the National Association of Realtors, single-family home prices rose 6.3 % from April 2000 to April 2001. Since a home is typically a family's largest single investment, this increase in value has benefited most American families. The availability of a large and efficient market for mortgages supports this valuation increase. The US Census Bureau sites the rate of homeownership for all Americans at 67%.

The mortgage brokerage industry plays an important role in the mortgage lending process and thus in the American economy by increasing competition and putting downward pressure on costs. The large network of mortgage brokers allows loan wholesalers of all sizes to gain immediate access to the national market without incurring the enormous expense of national advertising and opening branch offices. The total real estate debt in America today is approaching $4 trillion in outstanding loan balances. This amount is the largest in the world and second only to the US Government debt.

The market is comprised of two distinct areas: the Primary Mortgage Market and the Secondary Mortgage Market.

The Primary Market covers the entire process that a consumer encounters in obtaining a real estate loan. The process includes a consumer completing a loan application, lender validation of credit, income and property information, loan underwriting and closing of the mortgage loan.

This process includes:

     o Identifying the appropriate loan program based on the consumers needs and abilities

     o    Completion of a loan application form

     o Obtaining documentation necessary to validate credit and property values

     o Completing supporting information in a package suitable for the lenders.

     o    Communication between the lender and the consumer.

MORTGAGE BROKERS

Mortgage brokers account for over half of the total residential loan origination volume. They have access to a wide array of mortgage lending products through relationships with mortgage bankers and depository institutions. Mortgage brokers are approved through multiple lenders (take out) and thus have flexibility to place most loans.

A mortgage broker employs loan officers who work directly with the consumer / borrower in obtaining home financing. Their job is to assist the consumer in the selection and application process and direct them to suitable lenders to fund the mortgage. Occasionally mortgage brokers will have relationships with mortgage bankers, which allows them to underwrite and fund their loans. Mortgage brokers charge a fee to assist the borrower with the loan placement. The fee is paid to the broker when the loan funds. Mortgage brokers are regulated by State agencies such as the Department of Real Estate. Mortgage Brokers are coming under increasing regulatory controls by RESPA and Congress in an attempt to regulate the retail loan origination business around mortgage banking standards.

MORTGAGE BANKERS

Another major participant in the primary market are mortgage bankers. Mortgage bankers are financial intermediaries that review the creditworthiness of a borrower, provide the funds for the loan and quickly sell those mortgages into the secondary mortgage market. There are two kinds of mortgage banking operations: retail and wholesale. Retail mortgage bankers employ loan officers that perform the same functions as mortgage brokers by assisting borrowers with the application and loan selection process. Wholesale mortgage bankers do not employ loan officers, but obtain their business directly from mortgage brokers. There is no difference in fees charged by mortgage brokers accessing lenders on a wholesale basis and those charged by retail lenders who use their own loan officers. Mortgage bankers typically do not have the resources to portfolio loans. Therefore, they sell the mortgages they fund to secondary market investors, such as Fannie Mae, Freddie Mac, independent conduits or they transfer the loans to an affiliate company, such as a financial depository institution, to be held in portfolio. Although the loan is sold shortly after funding, mortgage bankers may elect to service the loan on behalf of the secondary market investor acquiring it. Servicing includes collecting the monthly payments from consumers and remitting the funds to the appropriate investors. Mortgage bankers receive a fee for this service directly from the secondary market investors that ranges from .25% to .5% per year.

Incorporating the strategic shift from brokering loans to banking the same number of loans would have translated into an increase in revenue from $ 14.8 million to $ 24.0 million in 2003, based on better premiums and the ability to keep a number of fees which currently go to the lender. This amount would have been a 38.8% increase. Because the Company has already set all of the necessary processes and resources in-house to handle the correspondent banking operations, $ 2.4 million or 26% of this amount of increased revenue would be converted directly into operating profit.

The fee structure comparison for Banked versus Brokered loans is as follows:

                               BROKERED FIRST      BANKED FIRST    BROKERED SECOND     BANKED SECOND
                                 MORTGAGE            MORTGAGE          MORTGAGE          MORTGAGE
                               --------------      ------------    ---------------     -------------
Loan Amount                    $150,000           $150,000          $40,000           $40,000
Origination Fee                $  1,500  1.00%    $  1,500  1.00%   $ 2,400  6.00%    $ 2,400   6.00%
Processing Fee                 $    500  0.33%    $    500  0.33%   $   300  0.75%    $   300   0.75%
Lender Fee                                        $    800  0.53%                     $   400
Rebate                         $  2,250  1.50%                      $   400  1.00%
Yield Spread Premium                              $  3,000  2.00%                     $ 1,600   4.00%
Service Release Premium                           $  1,875  1.25%                     $   200   0.50%
Total Revenue                  $  4,250  2.83%    $  7,675  5.11%   $ 3,100  7.75%    $ 4,900  11.25%

A GROWING MARKET OPPORTUNITY

Sub prime lending has grown rapidly in the past decade as a segment within the conventional mortgage market. In the year 2001, lenders originated about $173 billion in sub prime loans, up from just $25 billion in 1993. While 25 percent of all home refinance loans in 2000 were sub prime, the percentage jumped to nearly 50 percent for African-Americans and 30 percent for Hispanics.

Interestingly, sub prime market growth in the 1990s occurred largely without the participation of Fannie Mae and Freddie Mac. The GSEs started showing interest in this market toward the end of the decade and now purchase A-minus mortgages as a regular part of their business. National Mortgage News, a trade publication, estimates their combined market share in 2001 grew by 74 percent, representing about 11.5 percent of all sub prime loan originations in that year. Some market analysts estimate that GSEs will soon be purchasing as much as one-half of all sub prime originations.

                        SUB PRIME MORTGAGE ORIGINGATIONS
                                  MARKET GROWTH


                                    [GRAPH]


The expansion of sub prime lending provides credit access for many borrowers unable to obtain prime loans. However, it has also triggered a rise in exploitative and predatory practices that can strip borrowers of home equity they may have spent a lifetime building. Studies by the National Training and Information Center, HUD and others show higher than normal foreclosure rates on some sub prime loans suggesting that where predatory lending practices occur it can be a serious problem and that in those circumstances sub prime borrowers may be induced into entering into mortgage loans they cannot afford.

        TOP FIVE SUB PRIME RESIDENTIAL LENDERS, 2002-2003(1) ($ MILLIONS)

                                                                                          PERCENT         MARKET
   RANK     ORGANIZATION                                        2002          2003         CHANGE          SHARE
   ----     ------------                                       ------        ------       -------         ------
     1      Household Financial Services                       $4,800        $6,620         37.9%          22.2%

     2      CitiFinancial                                       4,412         4,773           8.2           16.0

     3      New Century Financial Corp.                         2,656         4,700          77.0           15.8

     4      Washington Mutual                                   4,089         4,538          11.0           15.2

     5      Ameriquest Mortgage Corp                            2,414         4,200          74.0           14.1
                                                               ------        ------          ----           ----
            TOP 5 TOTALS:                                      18,371        24,831          35.2           83.3
                                                               ======        ======          ====           ====

Source: Thomson Media

The founders of the Company, recognizing this often times generalized fear in the sub prime market, saw a distinct opportunity to create a company, which would be different in the way that it treated its sub prime customers. The Company was developed with a vision, mission and culture which is specifically intended to address these issues within sub prime lending market and provide for a better, more honest and customer friendly experience. The Company's vision is "To be recognized as the premier provider of Debt Consolidation and Purchase mortgage products to the borrowing public." Their mission statement declares, "We will meet and exceed the expectations of each of our customers by providing the most efficient, non-threatening loan experience in the industry." The common values expressed in both words and deeds within the company are to "communicate honestly, immediately and consistently" with customers. Their culture is one of working hard for their customers and thereby energizing all those around them. This culture is backed up by controls and practices that make many of the unethical sub prime lending practices impossible.

FUTURE SERVICES

By providing a full range of "one stop" financial services in house, the Company will be able to increase fee and transaction income from effective data mining of it's client portfolio. This creates additional opportunities to increase revenues and diversification; by additional mortgage servicing, mortgage origination, investment management, insurance sales, credit card services, travel services, real estate brokerage and other financial products and services always with the focus on relationship building.

CORRESPONDENT BANKING

The Company will operate as a correspondent lender where loans are closed on a warehouse line-of-credit and then sold to investors in the secondary market. The primary motivation for this change is to substantially increase the company's profit margin on all closed loans. By becoming a banker the Company will be able to take advantage of correspondent pricing and secondary market premiums from selling closed loans. The Company currently averages just over a 1% yield spread premium (YSP) on funded loans, which is high by industry standards, because it reflects the high volume that the Company currently directs to other selected lenders. By becoming a correspondent lender, the Company will negotiate this premium directly with bulk loan purchasers in the secondary market, increasing the average spread to 2%. In addition, Correspondent Lenders currently charge a fee to originate through them, through the conversion, the Company will be able to retain this fee in the Company, thus adding significant non-commissionable revenue, ranges from $100 - $800 per closed loan. In addition to increased margins, another significant advantage to becoming a correspondent lender is that it will allow the company to schedule and control the settlement and funding date of its loans, thereby providing more flexibility and control over loan volume. The Company will control it's own destiny and will no longer be dependent on staffing and process issues of other correspondent lenders for the timely completion and funding of its loans. This will result in operating efficiencies and reduced loan funding cycle times.

In order for the Company to make this transition from broker to banker it will need to qualify for a sufficient warehouse line of credit and obtain approvals from take-out investors to purchase closed loans. The conduit correspondent process usually starts at loan closing; funding is obtained by selling the loan to the conduit entity, which, in turn, has an agreement with a leading lender to provide financing to fund acceptable loans. The mortgages, which are eventually serviced by the Company or an Affiliate, are placed in a loan pool (see servicing below). The period between loan origination and securitization may range between few days to a few weeks; during this time the conduit (as owner of the mortgage) bears the risk of loan default, prepayment risk and interest rate risk. Due to the Company's size, it plans to negotiate the pass of this credit risk to the larger lending partner. When an adequate loan pool has been assembled, securities may be issued through the lending partners securities arm or a similar special purpose-financing corporation (see securitization below).

MORTGAGE LOAN SERVICING

Currently, the Company does not service any of its originated loans. The Company settles its loans servicing released, and the conduit lender assigns the servicing of the mortgage, which includes collecting and processing monthly payments, to another company. The Company needs to establish a servicing firm for the purpose of providing loan servicing, compliance standards, accounting and records management, data processing and systems development. Establishment of a servicing firm is very time consuming and difficult process, the servicer is responsible for numerous reporting and accounting practices, but the ultimate benefits are strong. Transactions will be structured as a sale of loans (on a servicing released basis) to the conduit simultaneously with the loan closing. Once a loan is closed and sold to the conduit, the Loan Servicing Firm that will service the loan after it is securitized immediately services it. As a result, the Company loans will be serviced with a broad understanding of each loan, thereby supporting a high performance level in the underlying collateral.

The Company's intentions are to transform from mortgage originator to direct lender, that will ultimately services it's own loans. If the Company services the loans it originates, it will not only dramatically improve its margins, but it will establish a client relationship that does not end when the loan is closed. Rather, a new and ongoing relationship begins. CDA's servicing will combine old-fashioned, person-to-person communication and modern technology.

SECURITIZATION PROCESS

Currently, the Company does not access the secondary market for securitization or placement of mortgage loans. Upon successful conversion from broker to banker and establishment of a centralized loan-servicing center, the Company will begin the process of pooling mortgages as collateral for mortgage-backed securities. The Company will need to develop and enhance the expertise required in MBS structuring, understanding yields, credit quality risk, prepayment risk, interest rate issues and general market risks. Once the Company masters this process, the Company will be able to access the secondary market and receive significant revenues. Mortgage securitization is the structured process whereby interests in loans are packaged, underwritten, and sold in the form of "asset-backed" securities. From the perspective of credit originators, this market enables them to transfer some of the risks of ownership to parties more willing or able to manage them. By doing so, originators can access the funding markets at debt ratings higher than their overall corporate ratings, which generally gives them access to broader funding sources at more favorable rates. By removing the assets and supporting debt from their balance sheets, they are able to save some of the costs of on-balance-sheet financing and manage potential asset-liability mismatches and credit concentrations. By selling their loans to MBS packagers, the Company can recover cash quickly, enabling them to make more loans.

The securitization process is supported by the Company's own growth and expansion efforts, and it will help establish a diversified loan pool. Diversification of the underlying collateral reduces the volatility of a pool's losses because the performance of loans represented by different regions, thus providing better margins. The asset-backed securities market has grown as different types of loans are securitized and sold in the investment markets. Mortgage-backed securities have remained relatively consistent over the years, representing about 43% of the asset-backed securities marketplace.

COMPETITION

The mortgage market is intensely competitive and rapidly evolving, and competition is expected to intensify even more in the future. We compete mainly on the selection of mortgage products we offer and on customer service. Barriers to entry are minimal, and competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Further, there can be no assurance that our competitors and potential competitors will not develop services and products that are equal or superior to those of Consumer Direct of America or that achieve greater market acceptance than our products and services. We currently compete with traditional mortgage companies and Internet companies offering mortgage and real estate related services, including, but not limited to:

     o various online mortgage brokers, including E-LOAN, Inc. and Lendingtree.com;

     o mortgage banking companies, commercial banks, savings associations, credit unions and other financial institutions which originate mortgage loans;

     o    Real estate agents; and

     o    Mortgage brokers.

Many of our mortgage banking and mortgage brokerage competitors have competitive advantages including the following:

     o    Longer operating histories;

     o    Greater name recognition and more extensive customer bases; and

     o Substantially greater financial, marketing, technical and other resources.

As previously stated, our business depends primarily on providing direct person-to-person mortgage services to a diversified client base consisting of consumers. To remain competitive, we must increase the volume of mortgage loan transactions that we effect and maintain sustainable margins on such mortgage transactions.

Also, we will need to maintain strategic relationships with a critical mass of lenders and mortgage brokers to fulfill consumer demand. This will take significant time and resources, and will require that we provide our lending and brokerage partners with compelling reasons to partner with us, as many of these partners are also current or potential competitors of ours.

Finally, we will need to continue developing our technology to facilitate transactions for both consumers and lenders, as well as to permit lenders and any strategic partners to integrate their services easily and seamlessly with those of Consumer Direct of America.

FINANCIAL DEPOSITORY INSTITUTIONS

Historically, the dominant sources of mortgage loans have come from the depository institutions, such as savings and loan associations, savings banks and commercial banks. Savings and loan associations, in particular, have provided a large percentage of mortgage loans to consumers over the years. These depository institutions gather funds from their customers through checking and savings accounts and certificates of deposits (CD's). These funds are then used to make loans, including real estate, auto, business, or personal in nature. In addition to using customers' deposits to make loans, many depository institutions borrow from the Federal Home Loan Bank, the Federal Reserve Bank or other depository institutions and use the proceeds to make loans to their customers. Financial depository institutions are strictly regulated by government agencies, such as the Federal Reserve Board, Office of Thrift Supervision, Office of Comptroller Currency and other state regulatory agencies

THE SECONDARY MARKET

The secondary market revolves around the acquisition and sale of newly closed and seasoned mortgage loans between sophisticated investors and/or mortgage lenders. Before the development of the secondary mortgage market, savings and loan associations and regional banks were the dominant sources of mortgage loans. The development of the secondary mortgage market was the result of government sponsored insuring and guarantee programs, such as the Federal Housing Administration (FHA) and the Veterans Administration (VA), created during the Great Depression. In 1938, the Federal National Mortgage Association
(FNMA), a subsidiary of the Reconstruction Finance Corporation, was developed to provide a secondary mortgage market for FHA loans; it subsequently purchased VA loans, as well.

GOVERNMENT SPONSORED ENTERPRISES

Fannie Mae and Freddie Mac are for-profit, privately capitalized government-sponsored enterprises (GSEs) chartered by Congress to act as intermediary institutions for residential mortgages (at present that means conventional mortgages under $300,700).

By law, the GSEs must make affordable housing part of their business. The GSEs do not make mortgage loans directly to individual borrowers. Instead they perform their "secondary market" function by buying mortgages from banks, savings institutions and other mortgage lenders. They either keep these loans in their own portfolios or, more typically, package the loans in pools and sell them to investors as mortgage-backed securities. These functions, in turn, provide lenders with the funds needed to issue new mortgages, thus bringing additional capital into the housing loan market. For the mortgages to be packaged and sold as securities, they must meet certain standardized underwriting criteria set by the GSEs. The combined purchases by GSEs in recent years have ranged well over 50 percent of all conventional mortgage activity and this year may hit as much as 71 percent of the market. As a result, Fannie Mae and Freddie Mac have a tremendous degree of influence over which types of borrowers have access to different types of mortgage credit and on what terms.

LICENSING AND REGULATION OF MORTGAGE BROKERAGE LOAN BUSINESS

We are licensed as a mortgage banker and broker, and are otherwise authorized to originate mortgage loans in Nevada, California, Colorado, Utah and licensing is pending in ten (10) other states. Our mortgage brokerage operations are subject to extensive regulation by federal and state authorities. The United States Department of Housing and Urban Development ("HUD") regulates certain aspects of the mortgage lending business. The Real Estate Settlement Procedures Act of 1974 ("RESPA"), a Federal statute, requires that certain disclosures, such as a Truth-in-Lending Statement, be made to borrowers and that certain information, such as the HUD Settlement Costs booklet, be provided to borrowers. The Fair Housing Act prohibits among other practices, discrimination, unfair and deceptive trade practices, and requires disclosure of certain basic information to mortgagors concerning illicit terms. If the Company fails to comply with such regulations, possible consequences could include loss of approved status, demands for indemnification, class action lawsuits, and administrative enforcement actions.

RESPA contains certain prohibitions regarding the giving or taking of a fee, anything of value for the referral of business to any mortgage broker however, there is no prohibition regarding the payment of reasonable fees for the provision of goods, services and facilities. From time to time in its debate over tax reform, Congress has discussed eliminating deductibility of mortgage interest. Should this occur, it would reduce the number of those who can afford homeownership, which would reduce potential demand for the Company's products and services. Additionally several large law firms have promoted class action claims alleging that certain industry fee practices violate RESPA. While the mortgage broker industry has responded vigorously to these activities, no assurances can be given as to their outcome and the impact on the industry.

In California, regulation and licensing of mortgage brokers falls under the California Department of Real Estate (DRE). Other than banking industry employees, who are exempt from DRE licensing requirements, individuals engaged directly in the origination of loans or the dissemination of certain information are required to be licensed by the DRE. Accordingly, Consumer Direct of America and some of its affiliates will be required to be licensed in accordance with the differing requirements of the various states in which offices and operations are established. Failure by Consumer Direct of America to comply with the multitude of government regulations and licensing requirements to which we are subject could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

As of December 31, 2003, we had 300 full-time employees, of whom 220 were in financial services, 50 were in direct marketing, 30 were in administrative management. As we continue to grow, we expect to hire more personnel, particularly in the areas of telemarketing and mortgage operations. We believe that relations with our employees are good.

FACILITIES

We lease approximately 17,960 square feet of general office space in premises located at 6330 S. Sandhill Road, Las Vegas, Nevada. Our lease for this space expires in July 2009. Consumer Direct, our wholly owned subsidiary, leases approximately 2,583 square feet of office space at 445 Union Blvd., Suite 107, Lakewood, Colorado. Our lease for this space expires on February 1, 2004. We also lease approximately 3,542 square feet of office space located at 20 Corporate Park, Irvine, California. Our lease for this space expires on March 30, 2004. Approximately 20,000 square feet is leased at 101 Nellen Avenue in Corte Madera, California.

LITIGATION

     The company has no pending litigation.

MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth information regarding our executive officers and directors:

     NAME                              AGE     OFFICE
     ----                              ---     ------
     Michael A. Barron                  53     Chairman, Chief Executive Officer and Director
     Wayne K. Bailey                    54     President, Chief Financial Officer and Director
     Paul Grady                         48     Executive Vice President and Secretary
     Joseph Cosio-Barron                55     Vice President and General Counsel
     Brenda Cantu                       42     President Pro Mortgage Banking Group/Director
     Edward Rubinstein                  49     CFO Pro Mortgage Banking Group
     Michael Accardi                    28     Vice President and Chief Technology Officer

     Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other.

     MICHAEL A. BARRON - CHAIRMAN & CEO, founded CONSUMER DIRECT of AMERICA in January 2001. From March 1995-1998, Mr. Barron pioneered the first nationwide commercially deployed video conference mortgage financing platform for Intel Corporation which as a licensed mortgage banker and broker in 20 states funded over $1 billion in closed loans. From April 1992 to March 1995, Mr. Barron served as a business consultant for such companies as TRW, Pacific Bell and AT&T. In November 1988, he founded and served as President, until 1992, of Finet Holdings Corporation (NASDAQ:FNCM), a publicly traded mortgage broker and banking business specializing in e-mortgage financing on site in real estate offices and remote loan origination via the Internet (www.finet.com). In May 1984, Mr. Barron founded SOLD, one of the first companies to provide real estate companies with integrated IBM PC based accounting and sales management systems and was Value Added Reseller # 6 for the IBM PC. Over 10,000 real estate offices and agents nationwide including Coldwell Banker, Realty World, and Century 21 purchased the "SOLD" system. In June 1979, TRW hired Mr. Barron to develop its real estate information services division (TRW/REIS) that acquired 11 companies in the field and eventually became the world's largest repository of real estate property information - Experian. Mr. Barron was a founder of Citidata, the first electronic provider of computerized real estate multiple listing services (MLS) in the nation from 1975 to 1979. Citidata operated computerized listing services for over 60 of the nation's largest MLS associations and was acquired by Moore Industries of Canada in 1979. Mr. Barron was the Senior Planner for the City of Monterey where he was the HUD liaison for the City's downtown redevelopment project. He master planned the city's redevelopment of famous Cannery Row, Fisherman's Wharf, and was Secretary of the Architectural Review Committee. Mr. Barron holds a B.S. degree from California Polytechnic University and has completed courses in the MBA program at UCLA.

     WAYNE BAILEY - PRESIDENT/CFO, Consumer Direct in the fall of 2002. From January 1990 - 2002 he was Chief Operating Officer and Chief Financial Officer of a network of companies in the Aerospace, steel processing, Specialty Rebar, and metal forming industries. These companies grew to employ over 350 people with revenues in excess of $35 million. All of these companies were acquired from financially troubled situations and became very profitable after being restructured. This restructuring included the debt both secured and unsecured, installing information systems, and management systems. During this time Mr. Bailey also served as a consultant to companies in the Mortgage business, wood laminating, bottled water, bookbinding, wholesale siding, cabinet manufacturing and plastics industries. In August 2002 Mr. Bailey was responsible for arraigning the licensing of a new-patented paint tray to the largest wallpaper adhesive company in the country. This license included the manufacturing, and introduction of the tray at the National Hardware show in which it was awarded Best New Product of the Show and was featured on Good Morning America. In 1978 Mr. Bailey founded AIM Plastics Inc, which in ten years, grew to employee 65 people with annual sales of $15 million this company developed the process for forming PET plastic and became part of the development team of Eastman Chemical for the PET products. This resulted in a major combined sales effort in conjunction with Eastman Chemical. The combined effort with Eastman Chemical increased sales for PET products in excess of $500 million. AIM's products became the standard in the confectionary industry for large retail packaging. Mr. Bailey worked with Arthur Young and Company as an auditor, and as lead on audits of small to mid sized companies both public and private. He helped develop procedures and methods to protect corporate assets for clients. This resulted in the detection of $15 million in misused corporate assets and the return of over $6 million. Mr. Bailey attended the University of Utah, Henager College of Business and LDS Business College earning degrees in Accounting and Business.

     PAUL GRADY - EVP, was the Co-founder and Chief Operating Officer of City Mortgage. Mr. Grady is founder, President and CEO since 1990 of Commercial Capital, Inc., d/b/a City Mortgage, with principal executive office in Las Vegas, Nevada. City Mortgage has grown to provide $80 million in residential financing and over $20 million in commercial financing, with $100 million for 1998. City Mortgage moved from a strictly brokerage firm providing conventional and private investor fundings to a full service "mortgage banking firm" with licensing in four western states and affiliations allowing financing in all 50 states. In 2000, Mr. Grady merged City Mortgage with an electronic mortgage company. Mr. Grady received a Bachelor of Science Degree from Ohio State University.

     JOSEPH A. COSIO-BARRON - CORPORATE COUNSEL. Prior to joining the company from 1996-2002 Mr. Cosio-Barron served as the Managing Partner and President of CBS Consultants, Inc. a California Corporation. CBS Consultants, Inc. a financial firm offered highly specialized services in Securities compliance and lending for hotels, resorts, and casinos and their development and construction. From 1991-1996 he served as the Executive Vice President of Finet Holdings Corporation, a Delaware Corporation. Finet, a publicly held company presently trading on NASDAQ. Finet is an industry innovator and at the leading edge of financial lending services for residential mortgages. As Executive Vice President, was entirely responsible for all operations, sales, marketing, development, securities compliance and production. Under his direction, the Finet sales force dominated the greeter San Francisco Bay Area. This outstanding success provided the company's impetus for meteoric growth and the exit strategy to go public. From 1980-1990 he served as President of Terra West Construction, a company, which he founded. A construction and sales company, which in addition to building single-family subdivisions, strip, centers, duplex and fourplex units also developed syndications and formed limited partnerships for large-scale developments throughout California. From 1973-1980, he served as Senior Vice-President of Multi-Financial Corporation, a California Corporation. Multi-Financial Corporation is a real estate investment firm that both owns and manages commercial, retail, and residential income properties in Northern California. Multi Financial Corporation was recognized at the time as one of the most dynamic firms in the industry. BA of Business Management, San Francisco State College, JD, Law Degree Golden Gate University, Member of the State Bar Association in California.

     BRENDA CANTU - PRESIDENT PRO MORTGAGE GROUP, joined the company in November of 2003 with the purchase of Pro Mortgage of Corte Madera, California. Prior to joining CDA, Mrs. Cantu has been President of Pro Mortgage for 11 years and has managed in excess of 50 loan officers. She has been a production leader in her company and directed the company through successive growth to a record of $525 million in closed loan volume during 2003.

     EDWARD RUBINSTEIN - CFO PRO MORTGAGE GROUP, joined the company in November of 2003 with the purchase of Pro Mortgage of Corte Madera, California. Prior to joining CDA, Rubenstein has been CFO of Pro Mortgage for 11 years and has managed the company's financial affairs including its technical development. Mr. Rubenstein has been quite active in all facets of real estate development and finance and directed the company through successive growth to a record of $525 million in closed loan volume during 2003.

     MICHAEL ACCARDI - VP CHIEF TECHNOLOGY OFFICER, joined the company in August of 2001 with the acquisition of the assets of the 21st Century Call Center in Las Vegas. His prior responsibilities were as the Chief Technical Officer for Travelscape - an Internet travel and reservations network. While there he supervised the technical infrastructure and operations of the network systems. Before joining Travelscape, he was the Systems Vice President at First Plus - a large mortgage call center environment specializing in 2nd trust deed refinancing. His responsibilities included the technical management of several large-scale call centers.

SUMMARY COMPENSATION TABLE

                                                                                                     LONG TERM
                                                       ANNUAL COMPENSATION                      COMPENSATION AWARDS
                                           ----------------------------------------       ----------------------------
                                                                                           RESTRICTED       SECURITIES
                                                                       OTHER ANNUAL       STOCK AWARDS      UNDERLYING
      NAME AND PRINCIPAL POSITION           SALARY       BONUS         COMPENSATION            ($)         OPTIONS (#)
      ---------------------------           ------       -----         ------------       ------------     -----------
Michael A. Barron, President and Chief     $180,000       $--               $--              $80,500         205,000
Executive Officer
Wayne K. Bailey, Chief Operating           $180,000       $--               $--              $80,500         205,000
Officer and Chief Financial Officer
Paul Grady, Executive Vice President       $120,000       $--               $--              $80,500         205,000
Joseph Cosio-Barron, Vice President        $120,000       $--               $--              $25,000         205,000
and General Counsel

STOCK OPTION GRANTS IN FISCAL YEAR 2002

       INDIVIDUAL GRANTS

                                                                  Percent of Total
                                          Number of Securities   Options Granted to
                                           Underlying Options        Employees in       Exercise Price      Expiration
                    NAME                     Granted(#)(1)          Fiscal Year(%)       ($ Per Share)          Date
                    ----                  --------------------   ------------------     --------------      ----------
       Michael A. Barron                         205,000               20.91%                $1.00           6/15/12

       Wayne K. Bailey                           205,000               20.91%                $1.00           11/1/12

       Paul Grady                                205,000               20.91%                $1.00           6/15/12

       Joseph Cosio-Barron                       205,000               20.91%                $1.00           6/15/12

PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of February 16, 2004 by (i) each person known by us to be the beneficial owner of more than five percent of our Common Stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group. See "Management."

                                                                               NUMBER OF SHARES              PERCENT OF COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                                     BENEFICIALLY OWNED(2)       STOCK BENEFICIALLY OWNED(3)
----------------------------------------                                     ---------------------       ---------------------------
Michael A. Barron (President, Chief Executive Officer and Director)               530,000 (4)                    8.68%

Wayne K. Bailey (Chief Operating Officer, Chief Financial Officer, and            450,500 (5)                    7.37%
Director)

Paul Grady (Executive Vice President Secretary and Director)                      530,000 (6)                    8.68%

Michael Accardi (Vice President and Chief Technology Officer)                     160,500 (7)                    2.7%

Joseph Cosio-Barron (Vice President and General Counsel                           450,500 (8)                    7.37%

All Officers and Directors as a group (7 persons)                               2,182,850 (9)                   34.8%

--------------

     (1) The address of each of the beneficial owners is 6330 S. Sandhill, Suite 8, Las Vegas, Nevada 89120.

     (2) In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days after February 16, 2004, are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person.

     (3) Based on 4,320,201 shares outstanding as of February 17, 2004, plus the number of shares, which the beneficial owner has the right to acquire within 60 days, if any, as indicated in footnote (2) above.

     (4) Includes 205,000 shares issuable upon exercise of an option and 160,000 shares issuable upon exercise of a warrant held by Mr. Barron.

     (5) Includes 205,000 shares issuable upon exercise of an option and 160,000 shares issuable upon exercise of a warrant held by Mr. Bailey.

     (6) Includes 205,000 shares issuable upon exercise of an option and 160,000 shares issuable upon exercise of a warrant held by Mr. Grady.

     (7) Includes 80,000 shares issuable upon exercise of an option and -0-shares issuable upon exercise of a warrant held by Mr. Accardi.

     (8) Includes 205,000 shares issuable upon exercise of an option and 160,000 shares issuable upon exercise of a warrant held by Mr. Cosio-Barron.

     (9) Includes 900,000 shares issuable upon exercise of options and 640,000 shares issuable upon exercise of a warrants.

EMPLOYMENT AGREEMENTS

     Our employment agreement with Michael Barron requires him to perform the duties of Chief Executive Officer at an annual salary of $180,000. He received 161,000 shares of restrictive stock which vests ratably on a monthly basis during the first two years of the term of the agreement. He also received an option to purchase 205,000 shares of common stock at a price of $1.00 per share. In addition, Mr. Barron is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual income exceeds projected income. He is entitled to the same benefits afforded to other executives. He is also entitled to a car allowance of $1,000 per month. His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Mr. Barron's employment agreement commenced as of June 15, 2002 and terminates on June 14, 2006.

     Our employment agreement with Wayne Bailey requires him to perform the duties of Chief Financial Officer at an annual salary of $180,000. He received 81,000 shares of restrictive stock which vests ratably on a monthly basis during the first two years of the term of the agreement. He also received an option to purchase 205,000 shares of common stock at a price of $1.00 per share. In addition, Mr. Bailey is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual income exceeds projected income. He is entitled to the same benefits afforded to other executives. He is also entitled to a car allowance of $1,000 per month. His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Mr. Bailey's employment agreement commenced as of November 1, 2002 and terminates on November 1, 2006.

     Our employment agreement with Paul Grady requires him to perform the duties of Executive Vice President at an annual salary of $120,000. He received 161,000 shares of restrictive stock which vests ratably on a monthly basis during the first two years of the term of the agreement. He also received an option to purchase 205,000 shares of common stock at a price of $1.00 per share. In addition, Mr. Grady is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual income exceeds projected income. He is entitled to the same benefits afforded to other executives. He is also entitled to a car allowance of $1,000 per month. His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Mr. Grady's employment agreement commenced as of June 15, 2002 and terminates on June 14, 2006.

     Our employment agreement with Joseph Cosio-Barron requires him to perform the duties of Vice President Corporate Counsel at an annual salary of $120,000. He received 80,000 shares of restrictive stock which vests ratably on a monthly basis during the first two years of the term of the agreement. He also received an option to purchase 205,000 shares of common stock at a price of $1.00 per share. In addition, Mr. Cosio-Barron is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual income exceeds projected income. He is entitled to the same benefits afforded to other executives. He is also entitled to a car allowance of $1,000 per month. His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Mr. Cosio-Barron's employment agreement commenced as of June 15, 2002 and terminates on June 14, 2006.

DIRECTOR COMPENSATION

     We currently do not compensate our directors for attending Board meetings, but we do reimburse them for out-of-pocket expenses.

STOCK OPTION PLAN

     Our Board of Directors has adopted a stock option plan and reserved an aggregate of 500,000 shares of common stock for grants of restricted stock and stock options under the plan. The purpose of the plan is to enhance the long-term stockholder value of the Company by offering opportunities to officers, directors, employees and consultants of Consumer Direct of America to participate in our growth and success, and to encourage them to remain in the service of Consumer Direct of America and acquire and maintain stock ownership in Consumer Direct of America.

     As of June 30, 2003, options to purchase 900,000 shares of common stock were outstanding under the option plan at an exercise price of $1.00 per share, options to purchase 20,000 shares were available for grants and no options had been exercised.

     The plan is currently administered by our Board of Directors, which has the authority to select individuals who are to receive grants under the plan and to specify the terms and conditions of each restricted stock grant and each option to be granted, the vesting provisions, the option term and the exercise price. Unless otherwise provided by the Board of Directors, an option granted under the plan expires 10 years from the date of grant (5 years in the case of an incentive option granted to a holder of 10% or more of the shares of Consumer Direct of America's outstanding common stock) or, if earlier, three months after the optionee's termination of employment or service. Options granted under the plan are not generally transferable by the optionee except by will or the laws of descent and distribution and generally are exercisable during the lifetime of the optionee only by such optionee. The plan is subject to the approval of the stockholders within 12 months after the date of its adoption.

     The plan will remain in effect for 10 years after the date of its adoption by our Board of Directors. The plan may be amended by the Board of Directors without the consent of Consumer Direct of America's stockholders, except that any amendment, although effective when made, will be subject to stockholder approval if required by any Federal or state law or regulation or by the rules of any stock exchange or any automated quotation system on which Consumer Direct of America's common stock may then be listed or quoted. The number of shares received under the plan and the number of shares subject to outstanding options are subject to adjustment in the event of stock splits, stock dividends and other extraordinary corporate events.

LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

     Our Articles of Incorporation provide that, pursuant to Nevada law, our officers and directors shall not be personally liable to Consumer Direct of America for damages for breach of fiduciary duty as a director or officer of Consumer Direct of America. This provision in our Articles of Incorporation does not eliminate or limit the liability of an officer or director for acts or omissions which involve intentional misconduct, fraud or knowing violation of the law, or the unlawful payment of dividends.

     Our Articles of Incorporation provide that we shall indemnify our officers, directors, employees and agents to the full extent permitted by Nevada law. Our Bylaws include provisions to indemnify our officers and directors and other persons against expenses (including judgments, fines and amounts paid for settlement) incurred in connection with actions or proceedings brought against them by reason of their serving or having served as officers, directors or in other capacities. We do not, however, indemnify them in actions in which it is determined that they have not acted in good faith or have acted unlawfully or not in Consumer Direct of America's best interest. In the case of an action brought by or in the right of Consumer Direct of America, we shall indemnify them only to the extent of expenses actually and reasonably incurred by them in connection with the defense or settlement of these actions and we shall not indemnify them in connection with any matter as to which they have been found to be liable to Consumer Direct of America, unless the deciding court determines that, notwithstanding such liability, that person is fairly entitled to indemnity in light of all relevant circumstances.

     We do not currently maintain director's and officer's liability insurance but we may do so in the future.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors and officers pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

     There is no pending material litigation or proceeding involving a director, officer, employee or other agent of Consumer Direct of America as to which indemnification is being sought, nor is Consumer Direct of America aware of any pending or threatened material litigation that may result in claims for indemnification by any director, officer, employee or other agent.

RISK FACTORS

     The securities offered hereby are speculative and involve a high degree of risk. Each prospective investor should carefully consider the following risk factors, as well as other information set forth in this Memorandum, before deciding to purchase Units in the Offering. These risk factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and that the risks set forth below may affect us to a greater extent than indicated.

WE HAVE A HISTORY OF LOSSES, AND WE MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABILITY.

     We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. We incurred a net loss of $1,863,110 for the year ended December 31, 2003. As of December 31, 2003, our accumulated deficit was $5,412,422. Because we expect our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown in recent quarters, we may not achieve sufficient revenues for profitability. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected. Our independent certified public accountants have included an explanatory paragraph in their report stating that these factors, among others, raise substantial doubt about our ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8 to the Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Memorandum.

WE HAVE A LIMITED OPERATING HISTORY AND CONSEQUENTLY FACE SIGNIFICANT RISKS AND UNCERTAINTIES

     We were incorporated in July 2000 and initiated our Direct Marketing Call center-based mortgage loan origination operations in September 2001. As a result of our limited operating history, our recent growth and our reporting responsibilities as a public company, we may need to expand operational, financial and administrative systems and control procedures to enable us to further train and manage our employees and coordinate the efforts of our accounting, finance, marketing, and operations departments.

THE PROCEEDS OF THE OFFERING MAY BE INSUFFICIENT TO SUPPORT OUR OPERATIONS FOR ANY SIGNIFICANT PERIOD.

There can be no assurance that the maximum net proceeds of this Offering, together with cash generated from operations, will be sufficient to support the Company's anticipated level of operations, or even a diminished level of operations, for any significant period beyond the date of this Offering. There can be no assurance as to the amount of proceeds, if any, that the Company will receive. If the Company's plans change or its assumptions prove to be inaccurate or it is otherwise unable to generate sufficient revenues or income, the Company may require additional funds to maintain its operations or, if such funds are unavailable, the Company may have to cease its operations altogether. If additional funds are required, the Company will have to seek additional equity or debt financing, bank loans, or other financing to sustain its planned expansion and growth. Such financing, if obtainable at all, may be on terms materially adverse to the Company's present shareholders and persons who purchase stock in this Offering, with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. The Company currently has no commitments for any additional financing. No assurance can be given that the Company will be able to obtain any additional financing, if necessary, on acceptable terms or otherwise. Failure to obtain such additional financing on reasonable terms or otherwise would materially adversely affect the Company's ability to fund its operations and could force the Company to restructure, file bankruptcy, sell assets or otherwise cease operations.

OUR QUARTERLY FINANCIAL RESULTS ARE VULNERABLE TO SIGNIFICANT FLUCTUATIONS AND SEASONALITY, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. Certain months or quarters have historically experienced a greater volume of loan applications and funded loans. As a result, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

INTEREST RATE FLUCTUATIONS COULD SIGNIFICANTLY REDUCE CUSTOMERS' INCENTIVE TO REFINANCE EXISTING MORTGAGE LOANS

     A significant percentage of our mortgage customers use our services to refinance existing mortgages and they are motivated to do so primarily when interest rates fall below the rates of their existing mortgages. In the event interest rates significantly increase, consumers' incentive to refinance will be greatly reduced and the number of loans that we originate could significantly decline.

UNCERTAINTY WITH RESPECT TO THE TIME IT TAKES TO CLOSE MORTGAGE LOANS CAN LEAD TO UNPREDICTABLE REVENUE AND PROFITABILITY

     The time between the date an application for a mortgage loan is received from a customer and the date the loan closes can be lengthy and unpredictable. The loan application and approval process is often delayed due to factors over which we have little or no control, including the timing of the customer's decision to commit to an available interest rate, the close of escrow date for purchase loans, the timeliness of appraisals and the adequacy of the customer's own disclosure documentation. Purchase mortgage loans generally take longer to close than refinance loans as they are tied to the close of the property sale escrow date. This uncertain timetable can have a direct impact on our revenue and profitability for any given period. We may expend substantial funds and management resources supporting the loan completion process and never generate revenue from closed loans. Therefore, our results of operations for a particular period may be adversely affected if the mortgage loans applied for during that period do not close in a timely manner or at all.

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

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE ARE UNABLE TO SAFEGUARD THE SECURITY AND PRIVACY OF OUR CUSTOMERS' FINANCIAL DATA

     We retain on our premises personal financial documents that we receive from prospective borrowers in connection with their loan applications. These documents are highly sensitive and if a third party were to misappropriate our customers' personal information, customers could possibly bring legal claims against us. We cannot assure you that our privacy policy will be deemed sufficient by our prospective customers or compliant with any federal or state laws governing privacy, which may be adopted in the future.

WE DEPEND ON THE TIMELY AND COMPETENT SERVICES OF VARIOUS COMPANIES INVOLVED IN THE MORTGAGE PROCESS. IF THESE COMPANIES FAIL TO TIMELY AND COMPETENTLY DELIVER THESE SERVICES, OUR BUSINESS AND REPUTATION WILL BE DIRECTLY AND ADVERSELY AFFECTED.

     We rely on other companies to perform services related to the loan underwriting process, including appraisals, credit reporting and title searches. Any interruptions or delays in the provision of these services may cause delays in the processing and closing of loans for our customers. If we are unsuccessful in managing the timely delivery of these services we will likely experience increased customer dissatisfaction and our business could be adversely affected.

LOSS OF OUR RELATIONSHIP WITH FANNIE MAE OR ANY OTHER SIGNIFICANT PROVIDER OF AUTOMATED UNDERWRITING WOULD HAVE AN ADVERSE AFFECT ON OUR BUSINESS

     We expect to depend on automated underwriting and other services offered by government sponsored and other mortgage investors, including Fannie Mae and Freddie Mac, to help ensure that our mortgage services can be offered efficiently and on a timely basis. We currently have an agreement with Fannie Mae that authorizes our use of their automated underwriting services and enables us to sell qualified first mortgages to Fannie Mae. We cannot assure you that we will remain in good standing with Fannie Mae or that Fannie Mae will not terminate our relationship. We expect to process a significant portion of our conforming loans using the Fannie Mae system until we are able to obtain automated underwriting services from other providers. Either party can terminate our agreement with Fannie Mae. The termination of our agreement with Fannie Mae would adversely impact our business by reducing our ability to streamline the mortgage origination process. Additionally, we may not be able to successfully implement the automated underwriting services of Fannie Mae or other automated underwriting providers in a manner that will lead to substantial processing efficiencies.

THE MORTGAGE LENDING INDUSTRY IS INTENSELY COMPETITIVE, AND IF WE FAIL TO SUCCESSFULLY COMPETE IN THIS INDUSTRY, OUR MARKET SHARE AND BUSINESS WILL BE ADVERSELY AFFECTED

     To compete successfully, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance and expand our services, as well as our sales and marketing channels. Increased competition, particularly Direct Marketing Call Center mortgage loan origination competition, could result in price reductions, reduced margins or loss of market share, any of which could adversely affect our business. We may not be able to compete successfully in our market environment and our failure to do so could have an adverse effect on our business, results of operations and financial condition.

THE FEDERAL TRADE COMMISSION'S RECENTLY ADOPTED TELEMARKETING SALES RULES MAY IMPACT OUR BUSINESS.

     Under the FTC's amended Telemarketing Sales Rules, consumers who do not want to receive most telemarketing calls can register their telephone numbers with the National Do Not Call Registry. Consumers can register online or via telephone now. In September 2003, telemarketers will have access to the registry. They must search the registry at least every three months and drop from their call lists the telephone numbers of consumers who have registered. Beginning October 1, 2003 it will be illegal for most telemarketers to call a number listed on the registry. Violators are subject to a fine up to $11,000 per violation. We have taken action to implement the controls required to comply with the Do Not Call rules when they become effective. After they are effective, we can continue to call consumers with whom we have an existing business relationship, and consumers requesting information from us can be called for three months. Moreover, we believe that the consumers who do not register their telephone numbers will constitute more of a targeted, receptive group for our products and services. However, other new provisions of the Do Not Call rules which prohibit telemarketers from hanging up before four rings or 15 seconds will adversely affect our automatic dialing equipment and impede our per call production. We plan to increase our efforts to get consumers to call us through direct mail campaigns, but we are currently unable to predict whether and to what extent these efforts will offset or ameliorate the effects of the new Do Not Call rules on our business.

IF WE FAIL TO COMPLY WITH THE NUMEROUS LAWS AND REGULATIONS THAT GOVERN OUR INDUSTRY, OUR BUSINESS COULD BE ADVERSELY AFFECTED

     Our business must comply with extensive and complex rules and regulations of, and licensing and examination by, various federal, state and local government authorities. These rules impose obligations and restrictions on our residential loan brokering and lending activities. In particular, these rules limit the broker fees, interest rates, finance charges and other fees we may assess, require extensive disclosure to our customers, prohibit discrimination and impose on us multiple qualification and licensing obligations. We may not always have been and may not always be in compliance with these requirements. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, voiding of loan contracts or security interests, rescission of mortgage loans, class action lawsuits, administrative enforcement actions and civil and criminal liability.

ANY ACQUISITION THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS

     We may acquire or make investments in complementary businesses, technologies, services or products. These acquisitions and investments could disrupt our ongoing business, distract our management and employees and increase our expenses. We have had discussions with companies regarding our acquiring, or investing in, their businesses, products, services or technologies. If we acquire a company, we could have difficulty in assimilating that company's personnel, operations, technology and software. In addition, the key personnel of the acquired company may decide not to work for us. We could also have difficulty in integrating the acquired products, services or technologies into our operations and we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS OR KEY PERSONNEL WOULD LIKELY HAVE AN ADVERSE EFFECT ON OUR BUSINESS

     Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly Michael
A. Barron. The loss of the services of Mr. Barron or other key employees would also likely have an adverse effect on our business, results of operations and financial condition. We do maintain "key person" life insurance for our key personnel.

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS FROM THIRD PARTY CHALLENGES OR IF WE ARE INVOLVED IN LITIGATION

     Trademarks and other proprietary rights are important to our success and our competitive position. Although we seek to protect our trademarks and other proprietary rights through a variety of means, we cannot assure you that the actions we have taken are adequate to protect these rights. We may also license content from third parties in the future and it is possible that we could face infringement actions based upon the content licensed from these third parties.

A LARGE PERCENTAGE OF OUR STOCK IS OWNED BY RELATIVELY FEW PEOPLE, INCLUDING OFFICERS AND DIRECTORS.

     As of February 2004, our officers and directors beneficially owned or controlled a total of 1,915,846shares, or approximately 44% of our outstanding common stock. If you purchase Shares covered by this Memorandum, you may be subject to certain risks due to the concentrated ownership of our common stock. For example, these stockholders could, if they were to act together, affect the outcome of stockholder votes, which could, among other things, affect elections of directors, delay or prevent a change in control or other transaction that might be beneficial to you as a stockholder.

FUTURE SALES OF SHARES OF OUR COMMON STOCK, WHICH ARE ELIGIBLE FOR SALE BY OUR STOCKHOLDERS, MAY DECREASE THE PRICE OF OUR COMMON STOCK.

     We had 4,320,201 shares of common stock outstanding on February 17, 2004. 3,868,178 of these shares are "restricted securities" under Rule 144 of this Securities Act of 1933. An additional 1,164,600 shares underlying options and warrants outstanding on February 17, 2004 will be restricted securities if and when they are issued. Restricted securities may be sold only if they are registered under the Securities Act or if an exemption from the registration requirements of the Securities Act is available. Generally, stockholders may sell restricted securities without registration after having held them for one year and subject to certain volume limitations. Actual sales, or the prospect of sales by our present stockholders or by future holder of restricted securities under Rule 144, or otherwise, may, in the future, have a depressive effect on the market price of our common stock.

RISK OF LOW PRICED SECURITIES.

     We do not currently satisfy the criteria for quotation of our common stock on the NASDAQ Small Cap Market. Accordingly, trading in our common stock is currently conducted in the over-the-counter market on the NASD's "Electronic Bulletin Board". As a result, investors could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock.

     Our common stock is subject to Rule 15g-9 under Securities Exchange Act of 1934, as amended (the "Exchange Act"), which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may adversely affect the ability of broker-dealers to sell the Company's securities and may adversely affect the ability of purchasers to sell any of the securities acquired hereby in the secondary market.

     Commission regulations define a "penny stock" to be any non-NASDAQ equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less that $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The foregoing penny stock restrictions apply to the Company's common stock as of the date of this prospectus. These restrictions could limit the ability of broker-dealers to sell our securities and thus the ability of purchasers of our securities to resell them in the secondary market.

WE DO NOT ANTICIPATE PAYING DIVIDENDS.

     We have never paid any cash dividends on our common stock since our inception, and we do not anticipate paying cash dividends in the foreseeable future. Any dividends, which we may pay in the future, will be at the discretion of our Board of Directors and will depend on our future earnings, any applicable regulatory considerations, our financial requirements and other similarly unpredictable factors. For the foreseeable future, we anticipate that earnings, if any, will be retained for the operation and expansion of our business.

POSSIBLE CONFLICTS OF INTEREST EXIST IN RELATED PARTY TRANSACTIONS.

     Our Board of Directors consists of Michael A. Barron, Wayne Bailey, one seat shared by Brenda Cantu and Eddy Rubinstein and Paul Grady, each of who are executive officers and principal shareholders of Consumer Direct. Thus, there has in the past existed the potential for conflicts of interest in transactions between Consumer Direct and such individuals or entities in which such individuals have an interest. We have attempted to ensure that any such transactions were entered into on terms that were no less favorable than could have been obtained in transactions with unrelated third parties.

DESCRIPTION OF SECURITIES

GENERAL

     We are authorized to issue 100,000,000 shares of common stock, $.001 par value, and 15,000,000 shares of preferred stock, $.001 par value.

COMMON STOCK

     There were 4,275,501 shares of common stock outstanding as of February 16, 2004. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

PREFERRED STOCK

     As of February 16, 2004, no shares of preferred stock were outstanding. The Board of Directors has the authority, without further action by the stockholders, to issue the authorized shares of preferred stock in one or more series and to fix the rights, preferences and privileges thereof, including voting rights, terms of redemption, redemption prices, liquidation preferences, numbers of shares constituting any series or the designation of such series, without further vote or action by the stockholders. Although it presently has no intention to do so, the Board of Directors, without stockholder approval, may issue preferred stock with voting and conversion rights, which could adversely affect the voting power of the holders of common stock. This provision may be deemed to have a potential anti-takeover effect, and the issuance of preferred stock in accordance with such provision may delay or prevent a change of control of Consumer Direct of America.

OPTIONS

     As of February 16, 2004, options to purchase 900,000 shares of common stock were outstanding with an exercise price of $.1.00 per share.

WARRANTS

     As of February 16, 2004, there were warrants outstanding to purchase a total of 45,000 shares of our common stock. These warrants may be exercised at prices ranging from $1.00 to $5.00 and expire between 2006 and 2008:

TRANSFER AGENT

     The transfer agent for our Common Stock is Continental Stock Transfer and Trust Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                                         TITLE                                        DATE
      ---------                                         -----                                        ----
/s/ Michael A. Barron
------------------------        CEO, President, and Chairman                                    April 14, 2004
Michael A. Barron

/s/ Wayne K. Bailey             Chief Financial Officer, Chief Operating Officer and
------------------------        Director (Principal Financial and Accounting Officer)           April 14, 2004
 Wayne K. Bailey

/s/ Lee Shorey
------------------------        Secretary                                                       April 14, 2004
Lee Shorey

/s/ Paul Grady
------------------------        Director                                                        April 14, 2004
Paul Grady


                           CONSUMER DIRECT OF AMERICA

                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

                                    CONTENTS



INDEPENDENT AUDITORS' REPORT                                          F-3

FINANCIAL STATEMENTS:                                                 F-4

Consolidated Balance Sheets                                           F-4

Consolidated Statements of Operations and Accumulated Deficit         F-5

Consolidated Statements of Changes in Stockholders' Equity            F-6

Consolidated Statements of Cash Flows                                 F-7

NOTES TO FINANCIAL STATEMENTS                                         F-8 - F-20

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Consumer Direct of America
Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Consumer Direct of America (a Corporation), as of December 31, 2003 and 2002, and the related consolidated statements of income and accumulated deficit, statements of changes in stockholders' equity, and consolidated statements of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumer Direct of America as of December 31, 2003 and 2002, and the result of its operations, accumulated deficit, and its cash flows for the periods ended December 31, 2003 and 2002, in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 8 to these financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to this issue is also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                              Chavez & Koch, CPA's

April 14, 2004
Henderson, Nevada

                           CONSUMER DIRECT OF AMERICA
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002

                                                                                  2003           2002
                                                                               -----------    -----------
                                             ASSETS
ASSETS:

    Current assets:
      Cash                                                                     $     2,589    $   159,484
      Accounts receivable                                                          611,507        383,918
      Prepaid expenses                                                                --            8,772
                                                                               -----------    -----------
         Total current assets                                                      614,096        552,174
                                                                               -----------    -----------

    Fixed assets:
      Property and equipment, net                                                1,560,567      1,661,618
                                                                               -----------    -----------
         Total fixed assets                                                      1,560,567      1,661,618
                                                                               -----------    -----------

    Other assets:
      Notes receivable                                                              30,875         30,875
      Goodwill                                                                   1,871,361      1,372,916
      Other assets                                                                  81,049         18,157
      Deferred income tax asset, net of valuation allowance                           --             --
                                                                               -----------    -----------
         Total other assets                                                      1,983,285      1,421,948
                                                                               -----------    -----------

TOTAL ASSETS                                                                   $ 4,157,948    $ 3,635,740
                                                                               ===========    ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

    Current liabilities:
      Accounts payable and accrued expenses                                    $ 1,298,451    $ 1,199,242
      Interest payable                                                              16,414         12,294
      Line of credit                                                                29,669         29,669
      Current portion of long term debt                                               --          235,000
      Notes payable, net of deferred interest                                       58,500           --
      Bridge notes payable                                                         295,600         75,000
                                                                               -----------    -----------
         Total current liabilities                                               1,698,634      1,551,205
                                                                               -----------    -----------

    Long term debt:
      Long term debt, net of current portion                                          --           51,718
                                                                               -----------    -----------
         Total long term debt                                                         --           51,718
                                                                               -----------    -----------

TOTAL LIABILITIES                                                                1,698,633      1,602,923
                                                                               -----------    -----------

Stockholders' equity:
    Common stock, $0.001 par value, 100,000,000 and 60,000,000 shares authorized, 61,770,599 and 34,441,599 shares issued and outstanding
         at December 31, 2003 and 2002, respectively                                61,771         34,442
    Additional paid-in capital - Common stock                                    7,809,965      5,547,687
    Accumulated (deficit)                                                       (5,412,422)    (3,549,312)
                                                                               -----------    -----------
         Total stockholders' equity                                              2,459,314      2,032,817
                                                                               -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 4,157,948    $ 3,635,740
                                                                               ===========    ===========


      The accompanying independent auditors' report and notes to financial statements should be read in conjunction with these Statements of
                       Operations and Accumulated Deficit.

                           CONSUMER DIRECT OF AMERICA
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                             2003            2002
                                                        ------------    ------------
REVENUES:
   Loan origination                                     $  8,744,891       4,741,455
   Marketing  revenues and commissions                       648,539       1,570,694
   Licensing agreements                                         --           531,800
   Rental income                                                 850          24,630
   Other income                                                 --           126,811
                                                        ------------    ------------
     Total revenues                                        9,394,280       6,995,390

EXPENSES:
   Selling, general and administrative                    10,636,633       8,455,349
   Depreciation expense                                      593,037         587,157
                                                        ------------    ------------
     Total expenses                                       11,229,670       9,042,506
                                                        ------------    ------------

OPERATING INCOME (LOSS)                                   (1,835,390)     (2,047,116)
                                                        ------------    ------------

OTHER INCOME/(EXPENSES):
   Interest income                                            11,465          15,812
   Interest expense                                           (9,002)       (119,753)
   Other expenses                                            (30,183)        (20,975)
                                                        ------------    ------------
     Total other income/(expenses)                           (27,720)       (124,916)
                                                        ------------    ------------

NET ORDINARY INCOME (LOSS) BEFORE INCOME TAXES            (1,863,110)     (2,172,032)

BENEFIT FROM INCOME TAXES, NET OF VALUATION ALLOWANCE           --              --

NET ORDINARY INCOME (LOSS)                              $ (1,863,110)   $ (2,172,032)
                                                        ------------    ------------

Accumulated Deficit, beginning of period                  (3,549,312)       (373,993)

Accumulated Deficit from Merger                                 --        (1,003,287)
                                                        ------------    ------------

Accumulated Deficit, end of period                      $ (5,412,422)   $ (3,549,312)
                                                        ============    ============

Basic and diluted weighted average number of
   common shares outstanding                              52,745,944      23,874,851
                                                        ============    ============

Basic and diluted Net Income (Loss) per Share                  (0.04)          (0.09)
                                                        ============    ============



      The accompanying independent auditors' report and notes to financial statements should be read in conjunction with these Statements of
                       Operations and Accumulated Deficit.

                           CONSUMER DIRECT OF AMERICA
           CONSOLIDATED STATEMENT OF CHANCES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                 Add'l Paid
                                              Common Stock       In Capital/               Income/(Loss)     Total
                                          --------------------     Donated    Subscribed    Accumulated   Stockholders'
                                            Shares      Value      Capital      Stock        Dev Stage       Equity
                                          ----------   -------   -----------  ----------   ------------   -------------
TOTAL
December 31, 2001                          5,692,787     5,693       349,976        -         (373,993)       (18,324)

Issued for merger with Consumer Direct
February 20, 2002                         17,593,863    17,594     2,731,830        -       (1,003,287)     1,746,137

Issued for cancellation of licenses
February 20, 2002                            220,000       220        45,980        -               --         46,200

Issued for conversion of Participating
Investment Certificates
February 20, 2002                          1,079,449     1,079        (1,079))      -               --             --

Issued for purchase of Lending Services
June 1, 2002                               2,650,000     2,650     1,359,076        -               --      1,361,726

Issued for conversion of note payable
October 22, 2002                             211,667       212        62,288        -               --         62,500

Issued for conversion of note payable
October 22, 2002                              26,667        27         7,973        -               --          8,000

Issued for conversion of note payable
October 22, 2002                              33,333        33         9,967        -               --         10,000

Issued for conversion of note payable
October 22, 2002                              33,333        33         9,967        -               --         10,000

Issued for conversion of bridge note
December 15, 2002                          2,728,000     2,728       493,272        -               --        496,000

Issued for conversion of bridge note
December 15, 2002                          2,062,500     2,063       372,937        -               --        375,000

Issued for executive compensation
December 16, 2002                          2,110,000     2,110       105,500        -               --        107,610

Net loss
December 31, 2002                                 --        --            --        -       (2,172,032)    (2,172,032)
                                          ----------   -------   -----------  -------       ----------    -----------
Total
December 31, 2002                         34,441,599    34,442     5,547,687        -       (3,549,312)     2,032,817
                                          ----------   -------   -----------  -------       ----------    -----------
Issued for conversion of bridge note
March 31, 2003                            23,283,000    23,283       920,865        -               --        944,148

Issued for assets
May 1, 2003                                  500,000       500       149,500        -               --        150,000

Issued for cash
July 28, 2003                                 25,000        25         2,475        -               --          2,500

Issued for conversion of bridge note
October 1, 2003                              352,000       352        63,648        -               --         64,000

Issued for purchase of ProMortgage
November 30, 2003                          3,000,000     3,000       758,210        -               --        761,210

Issued for conversion of bridge note
December 31, 2003                            169,000       169        17,580        -               --         17,749

Donated capital
December 31, 2003                                 --        --       350,000        -               --        350,000

Net loss
December 31, 2003                                 --        --            --        -       (1,863,110)    (1,863,110)
                                          ----------   -------   -----------  -------       ----------    -----------
Total
December 31, 2003                         61,770,599   $61,771   $ 7,809,965        -       (5,412,422)   $ 2,459,314
                                          ==========   =======   ===========  =======       ==========    ===========


      The accompanying independent auditors' report and notes to financial statements should be read in conjunction with these Statements of
                       Operations and Accumulated Deficit.

                           CONSUMER DIRECT OF AMERICA
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                           2003           2002
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                          $(1,863,110)   $(2,172,032)
Adjustments to reconcile net (loss)
to net cash (used) by operations:
    Depreciation                                            593,037        587,157
    Stock based compensation                                     --        109,283
    Increase in accounts receivable                        (144,433)       (12,115)
    (Increase) decrease in prepaid expenses                   8,772         (4,446)
    Decrease in deposits                                         --          4,944
    (Increase) decrease in other assets                     (39,729)            --
    Increase in accounts payable and accrued expenses       (13,664)       639,004
    Increase in accrued interest on financing                 4,120         12,294
                                                        -----------    -----------
Net cash used in operating activities                    (1,455,007)      (835,911)
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                               (271,878)      (121,013)
    Business acquisition                                         --        (87,861)
    Notes receivable                                             --        (30,875)
    (Increase) decrease in marketable securities                 --          7,000
                                                        -----------    -----------
Net cash used in investing activities                      (271,878)      (232,749)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Due to shareholder                                           --        (27,470)
    Issuance of common stock                                    224             --
    Increase in additional paid-in capital                  551,487             --
    Proceeds from issuance of long term debt                950,897             --
    Repayments of long term debt                           (228,218)            --
    Net proceeds from line of credit                             --         29,669
    Proceeds from issuance of notes payable                      --        279,155
    Proceeds from issuance of bridge notes                  295,600        946,000
                                                        -----------    -----------
Net cash provided by financing activities                 1,569,990      1,227,354
                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH                            (156,895)       158,694

CASH, BEGINNING OF PERIOD                                   159,484            790
                                                        -----------    -----------

CASH, END OF PERIOD                                     $     2,589    $   159,484
                                                        ===========    ===========

SUPPLEMENTARY INFORMATION:
    Interest paid                                       $        --    $       683
                                                        ===========    ===========


      The accompanying independent auditors' report and notes to financial statements should be read in conjunction with these Statements of
                       Operations and Accumulated Deficit.

                           CONSUMER DIRECT OF AMERICA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1 - NATURE OF ORGANIZATION

Description of business

Consumer Direct of America, formerly Blue Star Coffee, Inc.- A Development Stage Company (the "Company") was incorporated in the state of Nevada on July 28, 2000. Consumer Direct of America is a direct-to-consumer mortgage broker and banker with revenues derived primarily from origination commissions earned on the closing of first and second mortgages on single-family residences ("mortgage loans" and "home equity loans"). The Company currently employs over 300 people, 150 of which are residential mortgage and/or real estate brokerage professionals. The Company has acquired and intends to acquire other businesses in the direct-to-consumer mortgage brokerage business and may acquire other businesses that are outside the direct-to-consumer mortgage brokerage business. The Company's corporate headquarters are in Las Vegas, Nevada.

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting
-------------------

The accompanying consolidated financial statements of Consumer Direct of America have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation have been included

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company's policy is to prepare its financial statements on the accrual basis of accounting. The fiscal year end is December 31.

Use of Estimates
----------------

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

Fair Value of Financial Instruments
-----------------------------------

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

                           CONSUMER DIRECT OF AMERICA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003


NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents
-------------------------

Cash equivalents consist of all highly liquid financial instruments with maturity of three (3) months or less when purchased.

Property and Equipment
----------------------

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

Impairment of Long-Lived Assets
-------------------------------

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its carrying amount. The amount of impairment loss, if any, is measured as the difference between net book value of the asset and its estimated fair value

The Company evaluates the recoverability of its long-lived assets in accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when management's estimates of discounted future operating cash flows expected to result from the use of the asset is less than its carrying amount.

Goodwill
--------

The Company has adopted Financial Accounting Standards Board Statement No. 142, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under the provisions of FAS 142 goodwill is no longer required to be amortized but is subject to periodic testing for impairment.

The evaluation of the recoverability of goodwill is significantly affected by management's estimates of future operating cash flows from each of the Company's acquired businesses to which the goodwill relates. If, in future periods, estimates of the present value of future operating cash flows decrease, the Company would be required to further write-down its goodwill and other long-lived assets.

                           CONSUMER DIRECT OF AMERICA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003


NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Any such write-down could have a material adverse effect on the Company's financial position and results of operations. The Company will continue to closely monitor its remaining goodwill and other long-lived assets.

Revenue Recognition
-------------------

Marketing and commission revenues primarily represent revenues derived from the Company's call centers operations. The Company receives either a percentage of the transactions or a fixed fee. Revenues are recorded net. Licensing revenues are recognized over the life of the license agreement. The Company recognizes loan origination revenues at the closing of the mortgage loan.

Advertising
-----------

Advertising costs are charged to operations when incurred. Advertising costs were $42,119 and $36,827 for the years ended December 31, 2003 and 2002, respectively.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative costs are charged to operations when incurred. Selling, general and administrative costs were $10,636,633 and $8,455,349 for the years ended December 31, 2003 and 2002, respectively.

                                2003         2002
                             ----------   ----------
Advertising                  $   42,119   $   36,827
Appraisals                       48,745        6,075
Automotive                        2,625        6,253
Bad debt expense                 19,970       82,633
Bank charges                     11,364       12,913
Commissions                   5,419,793    4,692,547
Contributions                        --          950
Courier                          60,804        9,925
Dues and subscriptions               --        3,113
Equipment rental                 17,142       23,079
General and administrative       56,539           --
Insurance                        81,531      101,719
Janitorial expenses                  --        5,739
Leased lines                         --       10,709
Licenses and permits             37,878       12,289

                           CONSUMER DIRECT OF AMERICA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003


NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Marketing expenses                   9,968        2,656
Meals and entertainment              7,026       17,939
Miscellaneous                       29,935       40,865
New hire expense                     1,413        3,547
Office supplies and expenses       152,283       74,080
Offsite storage                         --          868
Outside services                        --        1,926
Payroll and payroll taxes        2,919,689    2,075,739
Payroll processing                  16,998        3,413
Penalties                               20      265,241
Postage                             10,337        3,810
Professional fees                  769,837      370,693
Purchased lists                     11,673       10,331
Refund                                  --        5,577
Relocation and moving               16,179       20,554
Rent                               454,149      277,406
Repairs and maintenance             15,801       19,385
Telephone                          248,755      146,710
Travel                             127,315       66,069
Utilities                           46,745       43,769
                               -----------   ----------
                               $10,636,633   $8,455,349
                               ===========   ==========

Income Taxes
------------

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

                           CONSUMER DIRECT OF AMERICA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003


NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Share
------------------

The Company computes basic and diluted loss per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the Company to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Since the Company incurred a loss for the period presented, the inclusion of common stock equivalents in the calculation of weighted average common shares is anti-dilutive, and therefore there is no difference between basic and diluted loss per share.

Stock Issued for Services
-------------------------

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

The amounts that have been charged against income for those services were $0, and $107,610 for 2003, and 2002, respectively.

Risks and Uncertainties
-----------------------

The Company operates in a highly competitive industry that is subject to intense competition and potential government regulations. The Company's operations are subject to significant risk and uncertainties including financial, operational, regulatory, and other risks associated with an emerging business including the potential risk of business failure.

Recently Issued Accounting Pronouncements
-----------------------------------------

In June 2002, the FASB issued Financial Accounting Standards Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 and is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect SFAS 146 to have material impact on its financial statements.

                           CONSUMER DIRECT OF AMERICA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2002, the FASB issued Financial Accounting Standards Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". The Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company does not expect SFAS 148 to have material impact on its financial statements.

In April 2003, the FASB issued Financial Accounting Standards Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003. The Company does not expect SFAS 149 to have material impact on its financial statements.

In May 2003, the FASB issued Financial Accounting Standards Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003. The Company does not expect SFAS 150 to have material impact on its financial statements.


NOTE 3 - BUSINESS COMBINATIONS

Effective December 1, 2003, the Company acquired Pro Mortgage Corp., a California corporation ("Pro") through a stock exchange effected pursuant to an Acquisition Agreement dated November 20, 2003 (the "Agreement"). Pursuant to the Agreement, the two stockholders of PRO transferred to the Registrant all of the issued and outstanding shares of capital stock of PRO and the Registrant issued to the two stockholders of PRO an aggregate of 3,000,000 shares of the common stock, par value $0.001, per share, of the Registrant. PRO has conducted its mortgage brokerage finance business under the name PRO Mortgage. The amount of the considerations was determined by arms-length negotiations between the Registrant and the stockholders of PRO. The fair market value of the 3,000,000 shares of common stock issued in conjunction with the acquisition was $761,210.

As a result of the acquisitions the Company is expected to broaden its customer base and to reduce costs through economies of scale.

                           CONSUMER DIRECT OF AMERICA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003


NOTE 3 - BUSINESS COMBINATIONS (CONTINUED)

The acquisition of Pro Mortgage Corp. can be summarized as follows:

Assets acquired                         $ 381,053
Liabilities assumed                      (118,288)
                                        ---------
Value of net assets acquired              262,765
Fair value of consideration tendered     (761,210)
                                        ---------
Goodwill assigned to acquisition        $(498,445)
                                        =========

The results of operations for December 1, 2003 (date of acquisition) through December 31, 2003 of Pro Mortgage, Corp. are included in the accompanying consolidated financial statements.


NOTE 4 - RELATED PARTY TRANSACTIONS

Due From Stockholders and Affiliates
------------------------------------

At December 31, 2003, the Company has an amount due of approximately $30,875 from St. Andrews Golf International. St. Andrews Golf International was founded and is owned by a member of the Company's management team who is also a stockholder. The receivable is payable on demand and bears interest at 10% per annum.

NOTE 5 - STOCKHOLDERS' EQUITY

Licensing Agreements
--------------------

All of the revenue from licensing agreements was derived from stockholders.

Preferred stock
---------------

The Company's articles of incorporation authorize up to 15,000,000 shares of $0.01 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time and in such quantities the board of directors may determine. All shares of any one series shall be equal in rank and identical in all respects. Preferred stockholders have liquidation preference up to the amount of the original equity investment. Each share of preferred stock is convertible into one share of common stock.

As of December 31, 2003, no preferred shares were outstanding.

                           CONSUMER DIRECT OF AMERICA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003


NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)

Common stock
------------

The Company's articles of incorporation authorize up to 100,000,000 shares of $0.001 par value common stock. Common stockholders do not have preemptive rights to purchase additional shares of common stock. The common stock carries no conversion rights and is not subject to redemption or to any sinking fund provisions. All shares of common stock are entitled to share equally in dividends from sources legally available thereof when and if declared by the board of directors and, upon liquidation or dissolution of the Company, whether voluntary or involuntary, to share equally in the assets of the Company available for distribution to the common stockholders.

During the year ended December 31, 2003, the Company issued 3,000,000 shares of common stock in conjunction with its acquisition of Pro Mortgage Corp.

During the year ended December 31, 2003, the Company issued 500,000 shares of common stock for assets.

During the year ended December 31, 2003, the Company issued 23,804,000 shares of common stock in conjunction with the conversion of Bridge notes.

During the year ended December 31, 2003, the Company issued 25,000 shares of common stock for cash.

NOTE 6 - BRIDGE NOTES

During the year ended December 31, 2003, the Company began issuing Bridge Financing Notes ("The Notes") to obtain up to $1,000,000 in financing. The loans are being issued to assist the Company with its operating expenses. Company assets are being used as collateral to secure the notes. The note terms call for each promissory note to be repaid with 10% interest in cash.

NOTE 7 - CONTINGENCIES

Accrued Payroll Taxes
---------------------

The Company has recorded an accrual for past due payroll taxes as of December 31, 2003 due to the underpayment of the Company's payroll tax liability. As a result, the Company has accrued approximately $473,489 related to payroll taxes under accrued expenses in the accompanying consolidated balance sheet at December 31, 2003. Since the company has not paid the taxes timely, there will be penalties of approximately $266,000, which the Company has accrued as of December 31, 2003. The Company started paying off accrued payroll taxes during the last quarter of 2003.

                           CONSUMER DIRECT OF AMERICA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003


NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net ordinary loss before income taxes of $1,863,110 during the year ended December 31, 2003. Although a substantial portion of the Company's cumulative net loss is attributable to non-cash operating expenses, management believes that it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever. In addition, the Company has liabilities from underpayment of payroll taxes and related penalties (See Note 7). These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 9 - LINE OF CREDIT

The Company has an available line of credit with a bank of $30,000 on December 31, 2003 and 2002, of which $29,669 was drawn against at December 31, 2003, and December 31, 2002, respectively. The interest rate for the line of credit is 2% over the prime interest rate, which was 4.00% as of December 31, 2003 resulting in a rate of 6.00%.

NOTE 10 - DEFERRED TAXES

Income taxes are generally provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets for financial and income tax reporting.

Currently there are no federal income taxes due.

As of December 31, 2003, the Company had a net deferred tax asset of approximately $1,894,348 principally arising from net operating loss carryforwards for income tax purposes, which will expire by 2025, and a net deferred tax liability of approximately $126,756 principally arising from depreciation for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the net benefit amounting to $1,767,592 a 100% valuation allowance has been established as of December 31, 2003.

The income tax effects of the temporary differences and carryforwards consisted of the following at December 31, 2003:

                           CONSUMER DIRECT OF AMERICA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003


NOTE 10 - DEFERRED TAXES (CONTINUED)

                                            2003           2004
                                        -----------     -----------
Deferred tax assets
  Net operating loss carryforward       $ 5,412,422     $ 3,549,312
                                        -----------     -----------
  Tax Rate                                       35%             35%
Total deferred tax assets                 1,894,348       1,242,259
Deferred tax liabilities
  Depreciation                             (126,756)        (62,078)
                                        -----------     -----------
Deferred income taxes                     1,767,592       1,180,181
Valuation Allowance                      (1,767,592)     (1,180,181)
                                        -----------     -----------
  Total                                 $        --     $        --
                                        ===========     ===========

NOTE 11 - NOTES PAYABLE & LEASES

The Company had notes payable at December 31, 2003 and December 31, 2002 as follows:

The Company leases the premises at Sandhill Road in Las Vegas, Nevada. The lease provides for monthly payments of $14,838 with the company responsible for insurance, property taxes and utility costs associated with the property. The term of the lease is thirty six (36) months ending in July 2005. Additional space has subsequently been rented bringing the total monthly rent payment to $19,500.00 with an additional monthly expense of $3110.40 incurred for such building expenses as maintenance. The Company also leases the premises at Meadows Lane in Las Vegas, Nevada. The lease provides for monthly payments of $8,910 on a month to month basis with the company responsible for insurance, property taxes and utility costs associated with the property.

The Company leases the premises in Lakewood, Colorado. The lease provides for monthly payments of $3,444 for 2003 and thereafter, and $3,336 for 2002, with the company responsible for insurance, property taxes and utility costs associated with the property. The term of the lease is thirty six and one-half (36.5) months ending in February 2004.

The Company leases the premises in Corte Madera, California. The lease dated September 11, 2001, provides for monthly payments of $19,588.05, with the Company responsible for a percentage of the landlord's operating expenses and property taxes associated with the property. The term of the lease is sixty (60) months and ends on February 28, 2007. On September 26, 2001, the company leased additional office space (suites) from the same landlord: Suite #200 for a term of forty-seven and a half (47.5) months and Suite #270, for a term of fifty-one
(51) months. These leases run concurrently with the original lease and provide for monthly payments of $5,287.04 and $3,000 respectively. The Company is not responsible for any additional operating expenses or property taxes for the duration of the original terms except in the case of Suite 270, which carries a stipulation for overages from PG&E.

                           CONSUMER DIRECT OF AMERICA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003


NOTE 11 - NOTES PAYABLE & LEASES (CONTINUED)

The rent expense for all facilities for the year ended December 31, 2003 and 2002 is $454,149 and $277,406, respectively.

Minimum lease payments for leases of various vehicles and premises are as follows:

For the year ending December 31;

            Capital   Operating
            -------   ---------
2003         $1,312   $312,870
2004             --    209,532
2005             --    103,866
2006             --         --
2007             --         --
Thereafter       --         --
             ------   --------
Total        $1,312   $626,268
             ======   ========

NOTE 12 - PROPERTY AND EQUIPMENT

                                       2003              2002
                                    -----------      ----------
Artwork                             $        --    $     2,600
Furniture, fixtures and equipment     1,876,335      1,626,108
Computer equipment                       85,299         17,443
Software                                818,440        724,596
Leasehold improvements                  125,383         54,918
Vehicles                                 12,194             --
                                    -----------    -----------
                                      2,917,651      2,425,665
Less:  Accumulated depreciation
         and amortization            (1,357,084)      (764,047)
                                    -----------    -----------
                                    $ 1,560,567    $ 1,661,618
                                    ===========    ===========

Depreciation expense for the years ended December 31, 2003 and 2002 was $593,037 and $587,157 respectively. Repairs and maintenance expense for the years ended December 31, 2003 and 2002 was $15,801 and $19,385, respectively.

                           CONSUMER DIRECT OF AMERICA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003


NOTE 13 - SUBSEQUENT EVENTS

During January 2004 the Company acquired certain stated assets and assumed certain stated liabilities of Consulting Services LLC., a Georgia corporation ("CSLLC") through a stock exchange effected pursuant to an Asset Acquisition Agreement. Pursuant to the Agreement, CSLLC transferred to the Registrant the stated assets and stated liabilities of CSLLC and the Registrant issued to the two stockholders of CSLLC an aggregate of 4,764,427 shares of the common stock, par value $0.001, per share, of the Registrant. CSLLC has conducted its mortgage brokerage finance business under the name CSLLC Mortgage. The amount of consideration was determined by arms-length negotiations between the Registrant and the stockholders of CSLLC.

NOTE 14 - LITIGATION

During 2003, the following lawsuits were filed against the Company, its chief executive officer and others.:

     1. Plaintiff alleges breach of contract and seeks payment of past due balances (damages in the amount of $28,522 and interest in the amount of $2,574).The Company's legal strategy is to contest claim vigorously and aggressively and then seek out of court settlement. The case goes to arbitration on April 7, 2004 with the expected result of possible settlement of claim at arbitration.

     2. Plaintiff alleges breach of contract and seeks damages in the amount of $39,945. The Company's legal strategy is to contest claim vigorously and aggressively and then seek out of court settlement. The case is scheduled for trial on June 21, 2004. The Company's legal counsel expects possible out of court settlement after initial discovery is completed.

     3. Plaintiff alleges breach of contract and seeks damages in excess of $10,000. The current past due amount is $14,000. The Company's legal strategy is to contest the claim vigorously and aggressively and then seek out-of-court settlement. The case is in the initial discovery phase and the expected result if a possible out-of-court settlement once initial discovery is complete.

     4. Plaintiff alleges breach of asset acquisition contract and breach of consulting contract and seeks damages in excess of $50,000. Plaintiff claims he was to sell his firm to the Company but continue to serve as an officer. The Company denies these claims. The Company's legal strategy is to contest this claim vigorously and aggressively by filing a summary judgment motion and then pushing for a mutual walk away. The claim is in the initial discover phase and the expected result is a possible out-of-court settlement after the initial discover is complete.

Since the Company's legal counsel believes that the possible losses resulting from lawsuits are not probable and reasonably estimable the Company has not accrued any contingencies related to these lawsuits.

                           CONSUMER DIRECT OF AMERICA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003


NOTE 15 - RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2002 amounts to conform with the December 31, 2003 financial statements presentation. These reclassifications had no effect on net earnings. Other reclassifications have been made to describe the accounts more appropriately.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
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