Form 10-Q
period 2004-03-31
CONSUMER DIRECT OF AMERICA
filed 2004-05-20
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] Quarterly REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2004

Commission file number

CONSUMER DIRECT OF AMERICA INC., INC.

(Exact name of Registrant as Specified in its Charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6630 S. Sandhill Rd.
Las Vegas, Nevada 89107
(Address of Principal Executive Offices including Zip Code)

(702) 547-7300

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

     Aggregate market value of Common Stock held by shareholders based on the closing price of the registrant’s Common Stock on the OTC:BB on March 31, 2004: $11,532,617.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on September 6, 2003 are incorporated by reference hereof.

CONSUMER DIRECT OF AMERICA INC., INC.
REPORT for the FISCAL QUARTER ENDING JUNE 30,2003
ON FORM 10-Q

Page
Part I.
Item 1. Management’s Discussion and Analysis of Financial Condition and Results of Operations	*	*
Item 2. Properties	*	*
Item 3. Legal Proceedings	*	*
Item 4. Quantitative and Qualitative Disclosures About Market Risks	*	*
Item 5. Financial Statements and Supplementary Data	*	*
Signatures
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

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

THE COMPANY

DESCRIPTION OF BUSINESS

               Consumer Direct of America (The “Company”) is a direct-to-consumer mortgage broker and banker with revenues derived primarily from origination commissions earned on the closing of first and second mortgages on single-family residences (“mortgage loans” and “home equity loans”). The Company currently employs over 300 people, 150 of which are residential mortgage and/or real estate brokerage professionals. The Company has closed loan volume of over $800 million for the year ended Dec. 31, 2003. The Company has acquired and intends to acquire other businesses in the direct-to-consumer mortgage brokerage business and may acquire other businesses that are outside the direct-to-consumer mortgage brokerage business. A recent acquisition, Pro Mortgage in San Francisco, independently produced loan volume in excess of $500 million in 2003. The Company believes it has the infrastructure, systems, direct marketing call center support and operational management necessary to properly integrate more acquisitions in order to establish and support a national network.

At present, the Company sells its loan servicing through correspondent relationships with Flagstar, BNC, and Wells Fargo with agreements pending with Aurora, CitiFinancial, Countrywide, NovaStar, Principal Mortgage and Washington Mutual. The Company recently obtained a small warehouse banking credit line but qualifies for a line up to $70 million dollars. The Company is experiencing growth on a quarter-to-quarter basis through its acquisitions and has become a consolidator of the direct-to-consumer mortgage brokerage business.

Our executive offices are located at 6330 S. Sandhill, Suite 8, Las Vegas, Nevada 89120 and our telephone number is (702) 547-7300. Our Web site is located at www.cdofamerica.com.

PROFITABILITY BY SEGMENT

     The Company reports each of its operating segments of the business as a separate profit center within the whole of the business. Operating Segments shown below indicate how well each unit is performing. All current operating segments of the business are profitable as of the current period.

CONSUMER DIRECT OF AMERICA
Revenue and Profit Segments
For the Quarter Ended March 31, 2004

	Mortgages	Real Estate	Totals
Revenues from external customers	$1,923,958	$83,485	$2,007443
Inter-segment revenues			0
Interest Income	0
Interest expense	0		0
Depreciation and amortization	28,678	0	24,828
Segment Profit	198,561	19,911	218,472

EXTRAORDINARY BUSINESS EXPENSE

During the first quarter of 2004, the Company continued its investment in its development of its mortgage banking operations. Mortgage banking is a strategic element of the company and after several attempts to acquire an existing mortgage banking operation, the Company has begun the development of its own operations from scratch. To facilitate this, the Company needs several credit facilities to “bank” its loans while they are waiting to be sold to the secondary market. The net effect of this is that while the company is growing its banking operations and expanding its use of its banking warehouse lines, it continues to experience a net loss as more cash is used to fund interest fees associated with the use of the credit facilities. These expenses are recovered to the Company upon the resale of loans to the secondary market which takes about 45-60 days to complete. The funds received from the resale replenish the credit line and the Company keeps the differential gain on sale as its banking profit or “back end”. Since the Company’s growth will demand approximately $100 million in warehouse credit facilities over the next year, additional equity is required to meet the financial ratios for this type of facility. The Company began its program to raise $5 million in equity capital and hired the firm of Meyers and Associates to underwrite its financing. The Company has extraordinary expenses for legal, accounting, & travel of $279,844 for the quarter.

These expenses are not directly related to the loan production of the company’s operations and would not be part of the operating overhead if the company were not engaged in an aggressive acquisition strategy.

COMPARISON OF FINANCIAL RESULTS QUARTER ENDING 3/31/03 and 3/31/04

The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is qualified by reference to the Financial Statements and Notes thereto appearing elsewhere in this document. The balance sheet data as of March 31, 2004 and the income statement data for the same period ended March 31, 2004 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this document.

Statement of Operations Data:

	UNAUDITED
	Three months ended
	Mar. 31, 2004	Mar. 31, 2003
Revenue	$2,476,202	$2,710,518
Expenses	3,241,271	3,261,978

Net Income (Loss)	$(771,409)	$(587,052)

Net Income (Loss) per common and common equivalent share	(.25)	(.29)

	3/31/2004	12/31/2003
ASSETS
Current assets	$1,115,595	$614,096
Fixed assets	1,403,618	1,560,567
Other assets	1,988,535	1,983,285

TOTAL ASSETS	$4,507,748	$4,157,948

	3/31/2004	12/31/2003
LIABILITIES AND STOCKHOLDERS EQUITY
TOTAL LIABILITIES	$3,376,443	$1,698,633
Stockholders’ equity
Common Stock	3,088	3,088
Additional paid-in capital	7,868,648	7,868,648
Treasury stock	(556,600)	—
Accumulated (deficit)	(6,183,831)	(5,412,422)

Total stockholders’ equity	1,131,305	2,459,314

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$4,507,748	$4,157,948

REVENUES

Revenues for the quarter decreased to $2.00 million from $2.7 million for the quarter ended March 31, 2003. This represents a 25% decrease in revenue over the same period one year before. This decrease resulted primarily from discontinued operation associated with the acquisition of Las Vegas Mortgage and its net branch system. The net branch system was operated as a 100% commission based network and was unprofitable as configured.

OPERATING EXPENSES

Total operating expenses decreased to $3.24 million for the quarter ended from $3.26 million for quarter ended March 31, 2003. The decrease is minor and not particularly associated with any significant change in operations.

Depreciation. Depreciation expense increased from $146 thousand in 2003 to $166 thousand in 2004. The primary increase was the addition of the call center hardware and systems software.

Operating Income The Company posted a net ordinary income loss of $771 thousand dollars for the period. This represented a decrease in profitability over the same period in 2003 of $184 thousand dollars. This is due to the extraordinary investment in mortgage banking operations and costs associated with its $5 million equity financing.

Income per Share. The basic diluted net income per share rose to $ (0.25) from $ (0.29) which represents an improvement of $ $0.04 per share over the previous period.

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

Net cash used in operating activities was $1,481,910 for the three months ended March 31, 2004.

The Company believes that its existing cash and cash equivalents as of March 31, 2004 will be sufficient to fund its operating activities, capital expenditures and other obligations for the next twelve months. However, if during that period or thereafter the Company is not successful in generating sufficient cash flow from operations, or in raising additional funds when required in sufficient amounts and on terms acceptable to the Company, it could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be reduced.

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

The Company leases the premises in Lakewood, Colorado. The lease provides for monthly payments of $3,444 for 2004 and thereafter, and $3,336 for 2005, with the company responsible for insurance, property taxes and utility costs associated with the property. The term of the lease is thirty six and one-half (36.5) months ending in February 2004.

The rent expense for all facilities for the year ended December 31, 2002 and 2003 is $277,406.

ITEM 3. LEGAL PROCEEDINGS

     The company has from time to time acted as a plaintiff and respondent to several lawsuits as a matter of its normal course of business. None of the legal activities it is involved with are of significant effect to the business.

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

While We Achieved a Profitable Quarter During Fiscal 2003, We Have a History of Losses, and We May Not Be Able to Maintain Profitability

While we achieved a profitable quarter as of June 30, 2002, we have an accumulated deficit of $6.13 million. Because we expect our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to maintain profitability. We may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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

ITEM 5. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-QSB

(a) 1. The following financial statements of CONSUMER DIRECT OF AMERICA INC., Inc. and its subsidiaries are found in this Annual Report on Form 10-Q for the quarter ended March 31, 2004:

CONSUMER DIRECT OF AMERICA INC., INC.
INDEX TO FINANCIAL STATEMENTS

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael A. Barron Michael A. Barron	Chief Executive Officer, President, and Chairman of the Board of Directors	May 13, 2003 May 13, 2003

/s/ Wayne K. Bailey Wayne K. Bailey	Chief Financial Officer, Chief Operating Officer and Director (Principal Financial and Accounting Officer) Secretary	May 13, 2003 May 13, 2003

Paul Grady Paul Grady	Director	May 13, 2003

CONSUMER DIRECT OF AMERICA

REVIEWED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

(UNAUDITED)

CONTENTS

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

FINANCIAL STATEMENTS:
Balance Sheets	1
Statements of Operations and Accumulated Deficit	2
Statements of Cash Flows	3
NOTES TO FINANCIAL STATEMENTS	4 - 5

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Stockholders of
Consumer Direct of America
Las Vegas, Nevada

We have reviewed the accompanying balance sheet of Consumer Direct of America (a Nevada Corporation), as of March 31, 2004, and the related statements of operations and accumulated deficit for the three months ended March 31, 2004 and 2003, and the statements of cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All of the information included in these financial statements is the representation of the management of Consumer Direct of America.

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

Chavez & Koch, CPA’s

May 18, 2004
Henderson, Nevada

CONSUMER DIRECT OF AMERICA

CONSOLIDATED BALANCE SHEETS
 AS OF MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003 (AUDITED)

	3/31/2004	12/31/2003
ASSETS
ASSETS:
Current assets:
Cash	$5,720	$2,589
Accounts receivable	485,389	611,507
Other receivables	624,486	—

Total current assets	1,115,595	614,096

Fixed assets:
Property and equipment, net	1,403,618	1,560,567

Total fixed assets	1,403,618	1,560,567

Other assets:
Notes receivable	30,875	30,875
Goodwill	1,871,361	1,871,361
Other assets	86,299	81,049
Deferred income tax asset, net of valuation allowance	—	—

Total other assets	1,988,535	1,983,285

TOTAL ASSETS	$4,507,748	$4,157,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses	$1,504,518	$1,298,451
Interest payable	22,754	16,414
Line of credit	—	29,669
Notes payable, net of deferred interest	38,500	58,500
Bridge notes payable	1,810,671	295,600

Total current liabilities	3,376,443	1,698,634

TOTAL LIABILITIES	3,376,443	1,698,633

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 3,088,529 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	3,088	3,088
Additional paid-in capital - Common stock	7,868,648	7,868,648
Treasury stock	(556,600)	—
Accumulated (deficit)	(6,183,831)	(5,412,422)

Total stockholders’ equity	1,131,305	2,459,314

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,507,748	$4,157,948

The accompanying independent accountants’ review report and notes to financial statements should be read in conjunction with these Balance Sheets.

CONSUMER DIRECT OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
 FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	UNAUDITED
	Three months ended
	3/31/2004	3/31/2003
REVENUES:
Loan origination	$2,004,751	$2,544,153
Marketing revenues and commissions	—	142,132
Rental income	—	24,233
Other income	1,595	—

Total revenues	2,006,346	2,710,518
EXPENSES:
Selling, general and administrative	3,074,293	3,115,189
Depreciation expense	166,978	146,789

Total expenses	3,241,271	3,261,978

OPERATING INCOME (LOSS)	(1,234,925)	(551,460)

OTHER INCOME/(EXPENSES):
Interest expense	(6,340)	(35,592)

Total other income/(expenses)	(6,340)	(35,592)

NET ORDINARY INCOME (LOSS) BEFORE INCOME TAXES	(1,241,265)	(587,052)
BENEFIT FROM INCOME TAXES, NET OF VALUATION ALLOWANCE
INCOME BEFORE EXTRAORDINARY ITEM	(1,241,265)	(587,052)

EXTRAORDINARY ITEM - GAIN ON SETTLEMENT OF LAWSUIT	469,856	—
NET INCOME (LOSS)	(771,409)	(587,052)
Accumulated Deficit, beginning of period	(5,412,422)	(2,365,549)

Accumulated Deficit, end of period	$(6,183,831)	$(2,952,601)

Basic and diluted weighted average number of common shares outstanding	3,088,529	1,999,503

Per basic and diluted share of common stock
Income before extraordinary item	$(0.40)	$(0.29)
Extraordinary income, net of tax	0.15	0.00

Net income	$(0.25)	$(0.29)

The accompanying independent accountants’ review report and notes to financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

CONSUMER DIRECT OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	UNAUDITED
	Three months ended
	3/31/2004	3/31/2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(771,409)	$(587,052)
Adjustments to reconcile net (loss) to net cash (used) by operations:
Depreciation	166,978	146,789
Extraordinary gain from settlement of lawsuit	(469,856)
(Increase) decrease in accounts receivable	9,705	(155,920)
(Increase) decrease in prepaid expenses	—	8,772
(Increase) decrease in other receivables	(624,486)	—
(Increase) decrease in employee advances	—	(2,500)
(Increase) decrease in other assets	(5,250)	(8,492)
Increase (decrease) in accounts payable and accrued expenses	206,068	(104,878)
Increase (decrease) in accrued Interest	6,340	(12,294)
Increase(decrease) in payroll liabilities	—	(70,465)

Net cash used in operating activities	(1,481,910)	(786,040)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(10,030)	(98,169)
Notes receivable	—	30,875

Net cash used in investing activities	(10,030)	(67,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to shareholder
Issuance of common stock	—	13,795
Increase in additional paid-in capital	—	903,252
Net proceeds (repayments) from line of credit	—	(29,669)
Proceeds from issuance of notes payable	—	(8,558)
Proceeds from issuance of bridge notes	1,495,071	—

Net cash provided by financing activities	1,495,071	878,820

NET INCREASE (DECREASE) IN CASH	3,131	25,486
CASH, BEGINNING OF PERIOD	2,589	159,484

CASH, END OF PERIOD	$5,720	$184,970

SUPPLEMENTARY INFORMATION:
Interest paid	$—	$47,886

The accompanying independent accountants’ review report and notes to financial statements should be read in conjunction with these Statements of Cash Flows.

CONSUMER DIRECT OF AMERICA

NOTES TO FINANCIAL STATEMENTS
 MARCH 31, 2004

BASIS OF PRESENTATION

The unaudited financial statements as of March 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

NOTE 1 – BRIDGE LOANS

During the three months ended March 31, 2004, the Company issued Bridge Financing Notes (“The Notes”) to obtain $1,515,000 in financing. The loans were issued to assist the Company with its operating expenses. Company assets are being used as collateral to secure the notes. The note terms call for each promissory note to be repaid with 10% interest in cash.

NOTE 2 – SUBSEQUENT EVENT - RESCISSION OF ASSET PURCHASE AGREEMENT

During January 2004 the Company entered into an agreement to acquire certain stated assets and to assume certain stated liabilities of Consulting Services LLC., a Georgia corporation (“CSLLC”) through a stock exchange to be effected pursuant to an Asset Acquisition Agreement. According to the Agreement, CSLLC should transfer to the Registrant (the Company) the stated assets and stated liabilities of CSLLC and the Registrant should issue to the two stockholders of CSLLC an aggregate of 4,764,427 shares of the common stock, par value $0.001, per share, of the Registrant. The amount of consideration was determined by arms-length negotiations between the Registrant and the stockholders of CSLLC.

After “bankrolling” CSLLC’s operations from January through March 2004, the Company discovered possible violations of the Asset Purchase Agreement by CSLLC.

On April 21, 2004, the Company filed a lawsuit in the Nevada District Court against CSLLC alleging breach of contract, breach of covenant of good faith and fair dealing, tortuous interference with contract, fraud and misrepresentation, conversion, and unjust enrichment. The Company seeks rescission of the Agreement and general damages.

In order to secure repayment of approximately $624,486 previously advanced to the defendant, the Company collateralized various assets. The Company’s management believes to have secured sufficient collateral in order to recoup the entire amount of $624,486.

CONSUMER DIRECT OF AMERICA
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2004

NOTE 3 – SETTLEMENT AGREEMENT AND GENERAL RELEASE

On February 3, 2004, the Company entered into a Settlement Agreement and General Release (the “Agreement”) with Lending Services Corporation d/b/a Las Vegas Mortgage Company (“LVMC”). Pursuant to the Agreement, all shares of common stock previously issued to LVMC were transferred to the Company and various payables and receivables between the Company and LVMC were eliminated. The settlement resulted in an extraordinary gain of approximately $469,856 and the recognition of treasury stock in the amount of $556,600.