Form 10-Q
period 2004-06-30
CONSUMER DIRECT OF AMERICA
filed 2004-08-23
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] Quarterly REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2004

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

     Aggregate market value of Common Stock held by shareholders based on the closing price of the registrant’s Common Stock on the OTC:BB on June 30, 2004: $9,532,835.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on September 6, 2003 are incorporated by reference hereof.

CONSUMER DIRECT OF AMERICA INC., INC.

REPORT for the FISCAL QUARTER ENDING JUNE 30,2004
ON FORM 10-Q

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

CONSUMER DIRECT OF AMERICA
Revenue and Profit Segments
For the Quarter Ended June 30, 2004

	Mortgage	Real Estate
	Division	Division	Total
Income	$2,489,653	114,432	$2,604,085
Deprecation	34,567	2,856	37,423
Net income	222,131	3,325	225,456

COMPARISON OF FINANCIAL RESULTS QUARTER ENDING 6/30/03 and 6/30/04

The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is qualified by reference to the Financial Statements and Notes thereto appearing elsewhere in this document. The balance sheet data as of June 30, 2004 and the income statement data for the same period ended June 30, 2004 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this document.

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	UNAUDITED
	Three months ended		Six months ended
	6/30/2004	6/30/2003	6/30/2004	6/30/2003
REVENUES:
Loan origination	$2,604,085	$2,320,158	$4,608,836	$4,864,311
Marketing revenues and commissions	—	300,707	—	442,839
Licensing agreements	—	378,878	—	378,878
Rental income	—	(4,153)	—	20,080
Other income	4,464	—	6,059	—

Total revenues	2,608,549	2,995,590	4,614,895	5,706,108
EXPENSES:
Selling, general and administrative	3,102,299	2,677,952	6,176,592	5,793,141
Depreciation expense	166,964	151,884	333,942	298,673
Total expenses	3,269,263	2,829,836	6,510,534	6,091,814

OPERATING INCOME (LOSS)	(660,714)	165,754	(1,895,639)	(385,706)

OTHER INCOME/(EXPENSES):
Interest expense	(50,805)	(793)	(57,145)	(36,385)

Total other income/(expenses)	(50,805)	(793)	(57,145)	(36,385)

NET ORDINARY INCOME (LOSS) BEFORE INCOME TAXES	(711,519)	164,961	(1,952,784)	(422,091)
BENEFIT FROM INCOME TAXES, NET OF VALUATION ALLOWANCE	—	—	—	—
INCOME BEFORE EXTRAORDINARY ITEM	(711,519)	164,961	(1,952,784)	(422,091)

EXTRAORDINARY ITEM - GAIN ON SETTLEMENT OF LAWSUIT	—	—	469,856	—
NET INCOME (LOSS)	(711,519)	164,961	(1,482,928)	(422,091)
Accumulated Deficit, beginning of period	(6,183,831)	(2,952,601)	(5,412,422)	(2,365,549)

Accumulated Deficit, end of period	$(6,895,350)	$(2,787,640)	$(6,895,350)	$(2,787,640)

Basic and diluted weighted average number of common shares outstanding	3,393,660	2,436,304	3,241,094	2,081,165

Per basic and diluted share of common stock Income before extraordinary item	$(0.21)	$0.07	$(0.60)	$(0.20)
Extraordinary income, net of tax	0.00	0.00	0.14	0.00

Net income	$(0.21)	$0.07	$(0.46)	$(0.20)

The accompanying report of independent registered public accounting firm and notes to financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

CONSUMER DIRECT OF AMERICA
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003 (AUDITED)

	6/30/2004	12/31/2003
ASSETS
ASSETS:
Current assets:
Cash	$—	$2,589
Accounts receivable	464,749	611,507
Stock subscriptions receivable	5,000,000	—
Other receivable	712,829	—

Total current assets	6,177,578	614,096

Fixed assets:
Property and equipment, net	1,311,860	1,560,567

Total fixed assets	1,311,860	1,560,567

Other assets:
Notes receivable	30,875	30,875
Goodwill	1,871,361	1,871,361
Other assets	119,312	81,049

Total other assets	2,021,548	1,983,285

TOTAL ASSETS	$9,510,986	$4,157,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Bank overdraft liability	$145,645	$—
Accounts payable and accrued expenses	1,635,467	1,298,451
Interest payable	73,559	16,414
Line of credit	—	29,669
Notes payable, net of deferred interest	38,500	58,500
Bridge notes payable	766,429	295,600

Total current liabilities	2,659,600	1,698,634

TOTAL LIABILITIES	2,659,600	1,698,633

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 8,635,000 and 3,088,529 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	8,635	3,088
Additional paid-in capital - Common stock	14,313,701	7,868,648
Treasury stock	(556,600)	—
Accumulated (deficit)	(6,914,350)	(5,412,422)

Total stockholders’ equity	6,851,386	2,459,314

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,510,986	$4,157,948

The accompanying report of independent registered public accounting firm and notes to financial statements should be read in conjunction with these Balance Sheets.

REVENUES

Revenues for the quarter increased to $2.60 million from $2.3 million for the quarter ended June 30, 2003. This represents a 15% increase in revenue over the same period one year before. This increase resulted primarily from increased loan activity throughout the CDA branch system during the quarter.

OPERATING EXPENSES

Total operating expenses increased to $3.12 million for the quarter ended from $2.67 million for the quarter ended June 30, 2003. The increase in expenses is due primarily to legal fees and accounting fee associated with the Company’s Private Placement Offering with Meyer’s & Associates.

Depreciation. Depreciation expense increased from $151 thousand in 2003 to $166 thousand in 2004. The primary increase was the addition of the call center hardware and systems software.

Operating Income The Company posted a net ordinary income loss of $730 thousand dollars for the period. This represented a decrease in profitability over the same period in 2003 of $896 thousand dollars. This is due to the extraordinary investment in mortgage banking operations and costs associated with its $5 million equity financing.

Income per Share . The basic diluted net income per share fell to $ (0.22) from $ 0.07 which represents a decrease of $ $0.29 per share over the previous period.

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

Net cash used in operating activities was $336,872 for the three months ended June 30, 2004.

The Company believes that its existing cash and cash equivalents as of June 30, 2004 will be sufficient to fund its operating activities, capital expenditures and other obligations for the next twelve months. However, if during that period or thereafter the Company is not successful in generating sufficient cash flow from operations, or in raising additional funds when required in sufficient amounts and on terms acceptable to the Company, it could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be reduced.

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

While We Achieved a Profitable Quarter During Fiscal 2003, We Have a History of Losses, and We May Not Be Able to Maintain Profitability

While we achieved a profitable quarter as of June 30, 2002, we have an accumulated deficit of $6.9 million. Because we expect our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to maintain profitability. We may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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

We Have Recently Experienced Significant Growth in Our Business, and If We Are Unable to Manage this Growth, Our Business Will Be Adversely Affected

Over the past two years we have experienced significant growth, which has placed a strain on our resources and will continue to do so in the future. Our failure to manage this growth effectively could adversely affect our business. We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls. Our headcount has grown substantially. At June 30, 2004 we had 322 full-time employees.

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

Signature	Title	Date
/s/ Michael A. Barron Michael A. Barron	Chief Executive Officer, and Chairman of the Board of Directors	August 20, 2004 August 20, 2004

/s/ Wayne K. Bailey Wayne K. Bailey	President, Chief Financial Officer, and Director (Principal Financial and Accounting Officer)	August 20, 2004 August 20, 2004

Paul Grady	Secretary and Director	August 20, 2004

CONSUMER DIRECT OF AMERICA

REVIEWED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(UNAUDITED)

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS:
Balance Sheets	1
Statements of Operations and Accumulated Deficit	2
Statements of Cash Flows	3
NOTES TO FINANCIAL STATEMENTS	4 - 5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Consumer Direct of America
Las Vegas, Nevada

We have reviewed the accompanying balance sheet of Consumer Direct of America (a Nevada Corporation), as of June 30, 2004, and the related statements of operations and accumulated deficit for the six months ended June 30, 2004 and 2003, and the statements of cash flows for the six months then ended. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

Chavez & Koch, CPA’s

August 17, 2004
Henderson, Nevada

CONSUMER DIRECT OF AMERICA
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003 (AUDITED)

	6/30/2004	12/31/2003
ASSETS
ASSETS:
Current assets:
Cash	$—	$2,589
Accounts receivable	464,749	611,507
Stock subscriptions receivable	5,000,000	—
Other receivable	712,829	—

Total current assets	6,177,578	614,096

Fixed assets:
Property and equipment, net	1,311,860	1,560,567

Total fixed assets	1,311,860	1,560,567

Other assets:
Notes receivable	30,875	30,875
Goodwill	1,871,361	1,871,361
Other assets	119,312	81,049

Total other assets	2,021,548	1,983,285

TOTAL ASSETS	$9,510,986	$4,157,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Bank overdraft liability	$145,645	$—
Accounts payable and accrued expenses	1,635,467	1,298,451
Interest payable	73,559	16,414
Line of credit	—	29,669
Notes payable, net of deferred interest	38,500	58,500
Bridge notes payable	766,429	295,600

Total current liabilities	2,659,600	1,698,634

TOTAL LIABILITIES	2,659,600	1,698,633

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 8,635,000 and 3,088,529 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	8,635	3,088
Additional paid-in capital - Common stock	14,313,701	7,868,648
Treasury stock	(556,600)	—
Accumulated (deficit)	(6,914,350)	(5,412,422)

Total stockholders’ equity	6,851,386	2,459,314

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,510,986	$4,157,948

The accompanying report of independent registered public accounting firm and notes to financial statements should be read in conjunction with these Balance Sheets.

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	UNAUDITED
	Three months ended		Six months ended
	6/30/2004	6/30/2003	6/30/2004	6/30/2003
REVENUES:
Loan origination	$2,604,085	$2,320,158	$4,608,836	$4,864,311
Marketing revenues and commissions	—	300,707	—	442,839
Licensing agreements	—	378,878	—	378,878
Rental income	—	(4,153)	—	20,080
Other income	4,464	—	6,059	—

Total revenues	2,608,549	2,995,590	4,614,895	5,706,108
EXPENSES:
Selling, general and administrative	3,102,299	2,677,952	6,176,592	5,793,141
Depreciation expense	166,964	151,884	333,942	298,673

Total expenses	3,269,263	2,829,836	6,510,534	6,091,814

OPERATING INCOME (LOSS)	(660,714)	165,754	(1,895,639)	(385,706)

OTHER INCOME/(EXPENSES):
Interest expense	(50,805)	(793)	(57,145)	(36,385)

Total other income/(expenses)	(50,805)	(793)	(57,145)	(36,385)

NET ORDINARY INCOME (LOSS) BEFORE INCOME TAXES	(711,519)	164,961	(1,952,784)	(422,091)
BENEFIT FROM INCOME TAXES, NET OF VALUATION ALLOWANCE	—	—	—	—
INCOME BEFORE EXTRAORDINARY ITEM	(711,519)	164,961	(1,952,784)	(422,091)

EXTRAORDINARY ITEM - GAIN ON SETTLEMENT OF LAWSUIT	—	—	469,856	—
NET INCOME (LOSS)	(711,519)	164,961	(1,482,928)	(422,091)
Accumulated Deficit, beginning of period	(6,183,831)	(2,952,601)	(5,412,422)	(2,365,549)

Accumulated Deficit, end of period	$(6,895,350)	$(2,787,640)	$(6,895,350)	$(2,787,640)

Basic and diluted weighted average number of common shares outstanding	3,393,660	2,436,304	3,241,094	2,081,165

Per basic and diluted share of common stock Income before extraordinary item	$(0.21)	$0.07	$(0.60)	$(0.20)
Extraordinary income, net of tax	0.00	0.00	0.14	0.00

Net income	$(0.21)	$0.07	$(0.46)	$(0.20)

The accompanying report of independent registered public accounting firm and notes to financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	UNAUDITED
	Three months ended		Six months ended
	6/30/2004	6/30/2003	6/30/2004	6/30/2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(730,519)	$164,961	$(1,971,784)	$(422,091)
Adjustments to reconcile net (loss) to net cash (used) by operations:
Depreciation	166,964	151,884	333,942	298,673
Extraordinary gain from settlement of lawsuit	—	—	—	—
(Increase) decrease in accounts receivable	20,640	499,553	30,345	343,633
(Increase) decrease in prepaid expenses	—	(39,643)	—	(30,871)
(Increase) decrease in other receivables	(88,343)	—	(712,829)	—
(Increase) decrease in employee advances	—	(17,500)	—	(20,000)
(Increase) decrease in other assets	(33,013)	26,649	(38,263)	18,157
Increase (decrease) in overdraft liability	145,645		145,645	—
Increase (decrease) in accounts payable and accrued expenses	130,949	47,453	337,017	(57,425)
Increase (decrease) in accrued interest	50,805	12,134	57,145	(160)
Increase (decrease) in payroll liabilities	—	—	—	(70,465)

Net cash used in operating activities	(336,872)	845,491	(1,818,782)	59,451

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(75,206)	(18,762)	(85,236)	(116,931)
Notes receivable	—	(507,867)	—	(476,992)

Net cash used in investing activities	(75,206)	(526,629)	(85,236)	(593,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	—	—	13,795
Increase in additional paid-in capital	—	—	—	903,252
Net proceeds (repayments) from line of credit	—	—	—	(29,669)
Net proceeds (repayments) from long-term debt	—	(286,718)	—	(286,718)
Proceeds from issuance of notes payable	—	99,688	—	91,130
Proceeds from issuance of bridge notes	406,358	—	1,901,429	—

Net cash provided by financing activities	406,358	(187,030)	1,901,429	691,790

NET INCREASE (DECREASE) IN CASH	(5,720)	131,832	(2,589)	157,318
CASH, BEGINNING OF PERIOD	5,720	184,970	2,589	159,484

CASH, END OF PERIOD	$—	$316,802	$—	$316,802

SUPPLEMENTARY INFORMATION:
Interest paid	$—	$953	$—	$36,545

The accompanying report of independent registered public accountanting firm and notes to financial statements should be read in conjunction with these Statements of Cash Flows.

NOTE 1 – BASIS OF PRESENTATION

The unaudited financial statements as of June 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

NOTE 2 – STOCKHOLDERS’ EQUITY

Common stock

During the three months ended June 30, 2004, the Company issued 4,444,000 shares of common stock in conjunction with a $5,000,000 stock subscription and 1,103,000 shares of common stock in conjunction with the conversion of $1,450,600 in Bridge Notes.

NOTE 3 – BRIDGE LOANS

During the three months ended June 30, 2004, the Company issued Bridge Financing Notes (“The Notes”) to obtain $406,358 in additional financing. The loans were issued to assist the Company with its operating expenses. Company assets are being used as collateral to secure the notes. The note terms call for each promissory note to be repaid with 10% interest in cash.

On June 30, 2004, the Company issued 1,103,000 shares of common stock in conjunction with the conversion of $1,450,600 in Bridge Notes.

NOTE 4 – LITIGATION - RESCISSION OF ASSET PURCHASE AGREEMENT

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

NOTE 4 – LITIGATION - RESCISSION OF ASSET PURCHASE AGREEMENT (CONTINUED)

After “bankrolling” CSLLC’s operations from January through March 2004, the Company discovered possible violations and certain undisclosed material issues of the Asset Purchase Agreement by CSLLC.

On April 21, 2004, the Company filed a lawsuit in the Nevada District Court against CSLLC alleging breach of contract, breach of covenant of good faith and fair dealing, tortuous interference with contract, fraud and misrepresentation, conversion, and unjust enrichment. The Company seeks rescission of the Agreement and general damages.

In order to secure repayment of approximately $712,829 previously advanced to the defendant, the Company collateralized various assets. The Company’s management believes to have secured sufficient collateral in order to recoup the entire amount of $712,829.

NOTE 5 – SUBSEQUENT EVENT - PURCHASE AND SALE OF CAPITAL STOCK AGREEMENT

On July 15, 2004, the Company acquired 84.9% of the outstanding common stock of Ocean West Holding Corporation through a stock exchange affected pursuant to a Purchase and Sale of Capital Stock Agreement. Marshall L. Stewart, Daryl S. Meddings, Enfo Loan Corporation, Kingsley and Nancy Cannon and Dale and Suzanne Delmege agreed to sell 4,921,930 of their shares of common stock of Ocean West Holding Corporation to CDA in exchange for 622,388 shares of CDA (the “Transfer”). The consideration was based on the average monthly trading prices of each company’s shares for the month of June 2004. The Transfer results in CDA having majority control and ownership, of Ocean West Holding Corporation.

Ocean West Holding Corporation is a holding company, which holds all of the issued and outstanding stock of Ocean West Enterprises. Ocean West Enterprises is a wholesale and retail mortgage banking company primarily engaged in the business of originating and selling loans secured by real property with one to four units.

EXHIBIT INDEX

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chairman and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Sec 1350 of Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Sec 1350 of Chief Financial Officer