Form 10QSB
period 2004-09-30
CONSUMER DIRECT OF AMERICA
filed 2004-11-22
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2004

000-32745
Commission File Number

CONSUMER DIRECT OF AMERICA

(Exact name of Registrant as Specified in its Charter)

Nevada	88-0471353

(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification Number)
Organization)

6630 S. Sandhill Rd.
Las Vegas, Nevada 89107
(Address of Principal Executive Offices including Zip Code)

(702) 547-7300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

     State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date

3,825,916 shares of Common Stock outstanding as of November 15, 2004

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-Q, or any amendment to this Form 10-Q

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

CONSUMER DIRECT OF AMERICA INC.
FORM 10-QSB
SEPTEMBER 30, 2004

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003 (Unaudited)	3
Consolidated Statement of Income - For the Three and Nine Months Ended September 30, 2004 and 2003 (Unaudited)	4
Consolidated Statement of Cash Flows – For the Nine Months Ended September 30, 2004 and 2003 (Unaudited)	5
Proforma Financial Information	6
Notes to the Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risks	14
Item 4. Controls and Procedures	15
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits	16
Signatures	17
EXHIBIT 4.3
EXHIBIT 4.4
EXHIBIT 4.5
EXHIBIT 5.0
EXHIBIT 5.1
EXHIBIT 5.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSUMER DIRECT OF AMERICA

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$302,480	$2,589
Accounts receivable	6,671,915	611,507
Prepaid and other current assets	1,725,323	—

Total current assets	8,699,718	614,096

Property and equipment, net	1,546,816	1,560,567

Other assets:
Notes receivable	30,875	30,875
Goodwill	3,341,279	1,871,361
Other assets	2,373,081	81,049

Total other assets	5,745,235	1,983,285

Total assets	$15,991,769	$4,157,948

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,056,287	$1,298,451
Bridge notes payable	1,013,765	295,600
Interest payable	22,692	16,414
Notes payable net of deferred interest	817,919	58,500
Line of credit	6,671,993	29,669

Total current liabilities	10,582,656	1,698,634

Long-term liabilities:
Notes payable – stockholders, less current maturities	555,762	—

Total long- term liabilities	555,762	—

Total liabilities	11,138,418	1,698,634

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 3,825,916 and 3,088,529 shares issued and outstanding at September 30, 2004 and December 30, 2003, respectively	3,825	3,088
Preferred Stock, $1 par value, 15,000,000 shares authorized, 5,000,000 and 0 shares issued and outstanding at September 30, 2004 and December 30, 2003, respectively	5,000,000	—
Additional paid-in capital – Common stock	9,266,713	7,868,648
Minority shareholder interest	(269,866)	—
Treasury stock	(556,600)	—
Accumulated deficit	(8,590,721)	(5,412,422)

Total stockholders’ equity	4,853,351	2,459,314

Total liabilities and stockholders’ equity	$15,991,769	$4,157,948

The accompanying notes are an integral part of these consolidated financial statements.

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Revenues:
Loan origination	$3,393,901	$2,258,795	$8,006,718	$7,542,173
Marketing revenues and commissions	—	220,177	—	641,181
Other income	20,517	850	22,565	850

Total revenues	3,414,418	2,479,822	8,029,283	8,184,204

Expenses:
Selling, general and administrative	4,726,394	2,291,891	10,921,956	8,157,598
Depreciation expense	167,509	153,676	501,451	452,349

Total expenses	4,893,903	2,445,567	11,423,407	8,609,947

(Loss) income from operations	(1,479,485)	34,255	(3,394,124)	(425,743)

Other income/ (expenses):
Interest expense	(159,567)	(48)	(216,712)	(2,683)
Dividends on preferred shares	(36,319)	—	(36,319)	—
Other expenses	—	(384)	—	(384)

Total other income (expense)	(195,886)	(432)	(253,039)	(3,067)
Net (loss) income before provision for income taxes	(1,675,371)	38,823	(3,647,155)	(428,810)
Provision for income taxes	—	—	—	—

Net (loss) income before extraordinary item	(1,675,371)	33,823	(3,647,155)	(428,810)

Extraordinary item – gain on settlement of lawsuit	—	—	469,856	—

Net (loss) income	(1,675,371)	33,823	(3,177,299)	(428,810)
Accumulated deficit, beginning of period	(6,914,350)	(4,011,945)	(5,412,422)	(3,549,312)

Accumulated deficit, end of period	$(8,589,721)	$(3,978,122)	$(8,589,721)	$(3,978,122)

Net (loss) income before extraordinary item per common share basic and diluted	$(0.44)	$0.01	$(1.09)	$(0.19)

Extraordinary income, net of tax per common share basic and diluted	—	—	0.14	—

Net (loss) applicable to common shareholders per common share basic and diluted	$(0.44)	$(0.01)	$(0.95)	$(0.19)

Weighted average number of common shares outstanding basic and diluted	3,819,224	2,462,724	3,336,538	2,209,749

The accompanying notes are an integral part of these consolidated financial statements.

CONSUMER DIRECT OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2004	2003
Cash flows from operating activities:
Net (loss)	$(3,177,299)	$(428,810)
Adjustments to reconcile net (loss) to net cash (used) by operations:
Depreciation	506,983	452,349
(Increase) decrease in accounts receivable	(6,095,509)	(288,973)
(Increase) decrease in prepaid expenses	—	(60,871)
(Increase) decrease in restricted cash	—	(500,006)
(Increase) decrease in other receivables	(1,725,323)	—
(Increase) decrease in employee advances	—	(19,061)
(Increase) decrease in other assets	(2,292,032)	18,157
(Increase) decrease in goodwill	(1,470,918)	—
Increase (decrease) in accounts payable and accrued expenses	757,837	1,077,965
Increase (decrease) in accrued Interest	6,278	(160)
Increase (decrease) in payroll liabilities	—	(730,141)

Net cash used in operating activities	(13,489,983)	(479,551)
Cash flows from investing activities:
Purchase of fixed assets	(493,233)	(162,030)
Notes receivable	—	30,875

Net cash used in investing activities	(493,233)	(131,155)

Cash flows from financing activities:
Issuance of preferred stock	5,000,000	—
Net proceeds (repayments) in long term debt	555,672	(286,718)
Issuance of common stock	622	—
Proceeds from issuance of common stock	—	919,547
Decrease in additional paid-in capital	(46,988)	—
Net proceeds (repayments) from line of credit	6,671,993	(29,669)
Net proceeds (repayments) in notes payable	—	41,815
Purchase of treasury stock	(566,600)	—
Minority shareholder interest	(269,866)	—
Proceeds from issuance of bridge notes	2,928,184	—

Net cash provided by financing activities	14,283,107	644,975

Net increase in cash and cash equivalents	299,891	34,269
Cash and cash equivalents, beginning of period	2,589	159,484

Cash and cash equivalents, end of period	$302,480	$193,753

Supplemental disclosure of cash flow information
Interest paid	$—	$—

Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONSUMER DIRECT OF AMERICA
PROFORMA CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2004
(Unaudited)

	CDA	OCEAN WEST	COMBINED
Assets:
Current assets:
Cash	$176,423	$126,237	$302,480
Accounts receivable	177,890	6,539,026	6,716,916
Stock subscription receivable	—	1,022,425	1,022,425
Prepaid expenses	667,311	1,100,391	1,767,702

Total current assets	1,021,444	8,788,079	9,809,523

Property and equipment, net	1,295,121	251,695	1,546,816

Other assets:
Deposits and other assets	1,951,039	427,917	2,378,956
Goodwill	1,871,361	—	1,871,361

Total other assets	3,822,400	427,917	4,250,317

Total assets	$6,138,964	$9,467,691	$15,606,656

Liabilities and Stockholders Deficit
Current liabilities:
Accounts payable & accrued expenses	$979,509	$1,139,159	$2,118,668
Notes payable, net of deferred interest	1,013,765	817,919	1,831,684
Accrued interest payable	22,692		22,692
Warehouse lines of credit	145,448	6,526,545	6,671,993

Total current liabilities	2,161,414	8,483,623	10,645,037
Long- term liabilities:
Notes payable	—	555,762	555,762
Total liabilities	2,161,414	9,039,385	9,902,577

Stockholders’ deficit:
Preferred stock	5,000,000	3,837,500	8,837,500
Common stock	9,635	57,962	67,597
Additional paid-in capital — Common stock	7,820,336	1,543,194	9,363,530
Treasury stock	(556,600)	—	(556,600)
Accumulated (deficit)	(8,295,821)	(5,010,350)	(13,306,171)

Total stockholders’ deficit	3,977,550	428,306	4,405,856

Total liabilities and stockholders’ deficit	$6,138,964	$9,467,691	$15,606,656

CONSUMER DIRECT OF AMERICA
PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(Unaudited)

	CDA	OCEAN WEST	COMBINED
Revenues:
Loan origination	$6,771,029	4,327,335	11,098,364
Other income	26,576	—	26,576

Total revenues	6,797,605	4,237,335	11,124,940
Operating expenses:
Selling, general and administrative	9,669,931	5,106,657	14,766,588
Interest expense	216,712		216,712
Other expenses	(469,856)		(469,856)
Depreciation expense	506,983	91,981	598,964

Total operating expenses	9,923,769	5,198,638	15,122,407
Net (loss) from operations	(3,126,164)	(871,303)	(3,997,467)
Provision for income taxes	—	4,500	4,500

Net (loss) income	(3,126,164)	(875,803)	(4,001,967)
Dividends on preferred shares	—	107,640	107,640

Net (loss) income applicable to common shareholders	$(3,126,164)	$(983,443)	$(4,109,607)

CONSUMER DIRECT OF AMERICA
PROFORMA CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2003

	CDA	OCEAN WEST	COMBINED
Assets:
Current assets:
Cash	$93,753	$457,969	$651,722
Accounts receivable	672,891	8,142,323	8,815,214
Other receivables	—	45,000	45,000
Employee advances	19,061	—	19,061
Prepaid expenses	69,643	984,319	1,053,962

Total current assets	955,348	9,629,611	10,584,959

Property and equipment, net	1,431,152	357,522	1,788,674

Other assets:
Deposits and other assets	—	587,093	587,093
Restricted cash	500,006	—	500,006
Goodwill	1,517,266	—	1,517,266

Total other assets	2,017,272	587,093	2,604,365

Total assets	$4,403,772	$10,574,226	$14,977,998

Liabilities and Stockholders Deficit
Current liabilities:
Accounts payable & accrued expenses	$1,547,066	$1,490,343	$3,037,409
Notes payable, net of deferred interest	143,917	931,044	1,074,961
Accrued interest payable	12,134	—	12,134
Warehouse lines of credit	—	8,032,976	8,032,976

Total current liabilities	1,703,117	10,454,363	12,157,480

Long- term liabilities:
Notes payable	—	383,181	383,181

Total liabilities	1,703,117	10,837,544	12,540,661

Stockholders’ equity:
Preferred stock	—	1,587,500	1,587,500
Common stock	47,934	57,962	105,896
Additional paid-in capital — Common stock	6,630,843	1,543,194	8,174,037
Treasury stock	—	—	—
Accumulated (deficit) during development stage	(3,978,122)	(3,451,974)	(7,430,096)

Total stockholders’ equity	2,700,655	(263,318)	2,437,337

Total liabilities and stockholders’ equity	$4,403,772	$10,574,226	$14,977,998

CONSUMER DIRECT OF AMERICA
PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(Unaudited)

	CDA	OCEAN WEST	COMBINED
Revenues:
Marketing revenues and commissions	$641,181	$—	$641,181
Loan origination	7,542,173	9,857,947	17,400,120
Rental income	850	—	850
Other income	—	—	—

Total revenues	8,184,204	9,857,947	18,042,151
Operating expenses:
Selling, general and administrative	8,157,598	9,707,363	17,864,961
Interest expense	2,683	—	2,683
Other expenses	384	—	384
Depreciation expense	452,349	147,756	600,105

Total operating expenses	8,613,014	9,855,119	18,468,133

Net (loss) income from operations	(428,810)	2,828	(425,982)
Provision for income taxes	—	17,953	17,953

Net (loss) income	(428,810)	(15,125)	(443,935)
Dividends on preferred shares	—	156,284	156,284

Net (loss) income applicable to common shareholders	$(428,810)	$(171,409)	$(600,219)

CONSUMER DIRECT OF AMERICA
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004

(1) Basis of Presentation:

The unaudited financial statements as of September 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

Since inception through September 30, 2004, the Company has incurred recurring losses from operations. As of September 30, 2004, the Company incurred aggregate net losses of approximately $8,589,721.

(2) Principles of Consolidation:

The consolidated financial statements include the accounts of Consumer Direct and its wholly owned subsidiary, Pro Mortgage and the accounts of Ocean West Holding Corporation and Subsidiary of which the Company, on July 15, 2004, acquired 84.9% of the outstanding common stock through a stock exchange affected pursuant to a Purchase and Sale of Capital Stock Agreement. The minority shareholder interest of 15.1% of Ocean West Holding Corporation amounts to $269, 866. All significant inter-company accounts and transactions have been eliminated.

(3) Interim Period:

These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the past fiscal year ended December 31, 2003, included in the Company’s Annual Report on Form 10KSB.

Earnings per share have been calculated based upon the weighted average number of common shares outstanding during both reporting periods.

(4) Stockholders Equity:

During the three months ended June 30, 2004, the Company planned to issued $4,444,000 shares of common stock in conjunction with a $5,000,000 stock subscription and 1,103,000 shares common stock in conjunction with the conversion of $1,450,600 in Bridge Notes. Only 115,000 of the 1,103,000 shares of common stock were issued. The Company decided not to pursue the stock subscription and entered into a Convertible Promissory Note with Club Vista Holdings, Inc. for $5,000,000, of which was converted to 5,000,000 shares of Preferred Stock, during the three months ended September 30, 2004.

(5) Stock Subscription Agreement:

On July 1, 2004, Consumer Direct of America (“CDA”), a Nevada corporation, purchased 1.5 million of senior preferred stock of Ocean West Holdings, Inc., a for an aggregate purchase price of $1,500,000 in cash. On September 1, 2004, CDA purchased an additional 750,000 senior preferred shares for an aggregate purchase price of $750,000 in cash. Since the offer and sale of the Shares have not been registered under the Securities Act in reliance upon Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated there under, the Purchaser will offer or resell the Shares only in compliance with the provisions of all applicable Federal and state securities laws and regulations. The Purchaser will offer or resell such Shares only if such Shares are registered under the Securities Act or an exemption from such registration is available. Unless the Shares that are the subject of such offer or sale are registered under the Securities Act or an exemption from registration is available (in which latter case the Company shall have received an opinion of counsel, in form and substance reasonably satisfactory to the Company, to such effect), the Company shall not permit the transfer of the Shares.

CONSUMER DIRECT OF AMERICA
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004

(6) Bridge Loans:

During the three months ended September 30, 2004, the Company borrowed $247,347 in the form of Bridge Financing Notes. The notes were issued for working capital needs. Company assets are being used as collateral to secure the notes. The note terms call for each promissory note to be repaid with 10% interest in cash.

(7) Convertible Promissory Note:

On July 31, 2004 the Company entered into a convertible promissory note for $5,000,000 at a rate of 10% per annum to expire on July 31, 2005 with a lender, Club Vista Holdings Inc. In August, the lender requested to convert the note to 5,000,000 shares of the Company’s preferred stock.

(8) Credit Facility and Joint Venture Agreement

On September 21, 2004 the Company entered into a term loan facility with Club Vista Holdings Inc., (“Club Vista”) pursuant to which a revolving line of credit arrangement for which $5,000,000 can be borrowed from time to time on a secured basis. Collateral shall be evidenced by an assignment of Borrowers interest in all mortgage notes for which funds have been advanced. Interest under the term loan facility will be determined and imposed in accordance with the respective cost of funds that Lender may incur. The maturity will be on a revolving basis for the incurrence of indebtedness for the period of one year. The funds advanced under this facility will be used exclusively as follows; to fund home loans and various costs, fees, expenses and other payments made in connection with the loans made by the Borrower, to fund any fees relating to warehouse banking lines and for any such purposes specifically authorized by the Lender in writing. The net proceeds related to the term loan shall be divided 50/50 between the Company and Club Vista of which the Company shall maintain at all times a separate accounting for such transactions.

On September 14, 2004, the Company entered into a joint venture agreement with Club Vista to offer a product, home equity lines of credit or HELOC. The proceeds of such will be split 50/50 between both parties. The credit facility of this joint venture shall be contributed by Club Vista in the form of a mortgage warehouse credit facility for $10,000,000 to be collateralized by the Note and Deed of Trust on each and every loan transaction. Borrowings may only be used for the sole purpose of warehousing CDA loans. No interest shall be paid on the initial contributions to the capital of the joint venture. The joint venture may be dissolved at any time by agreement by both parties.

CONSUMER DIRECT OF AMERICA
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004

(9) Acquisition or Disposition of Assets

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

The pro forma financial statements of CDA showing the effect of this acquisition for the current year up to the date of this report and for the corresponding period in the preceding year are disclosed as a part of this Report.

(10) Stock Option Plan:

On May 21, 2004, the Company filed a Form S-8 to register 750,000 shares of its common stock at an offering price of $2.20 per share. Currently there have not been any shares issued under this plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

          Consumer Direct of America (The “Company”) is a direct-to-consumer mortgage broker and banker with revenues derived primarily from origination commissions earned on the closing of first and second mortgages on single-family residences (“mortgage loans” and “home equity loans”). The Company currently employs over 600 people, 450 of which are residential mortgage and/or real estate brokerage professionals. The Company has closed loan volume of over $800 million for the nine months ended ended September 30, 2004. The Company has acquired and intends to acquire other businesses in the direct-to consumer mortgage brokerage business and may acquire other businesses that are outside the direct-to-consumer mortgage brokerage business. A recent acquisition, Pro Mortgage in San Francisco, independently produced loan volume in excess of $500 million in 2003. The Company believes it has the infrastructure, systems, direct marketing call center support and operational management necessary to properly integrate more acquisitions in order to establish and support a national network.

Results of Operations

Expensed vs. Capitalized Treatment of Items

     The Company has elected to expense certain items associated with the acquisition of Ocean West and its 60 branches that are eligible to be capitalized under Generally Accepted Accounting Principles. These expense items total $1,147,781 and are being expensed in this quarter rather than being capitalized so that the amortization will not be a drag on earnings going forward. As the Company expects to make a profit in the fourth quarter and continue profitability going forward, management has elected to expense these items during FY 2004 such that they will not impact net income during 2005. Had the Company elected to capitalize the above items and not expensed them, the net loss for the quarter would have been $ 527,590 or $0.14 per share instead of $ 0.44 or an improvement of $ 0.30 per share for the quarter.

Three Months Ended September 30, 2004 and 2003

Revenues: During the quarter ended September 30, 2004, revenue increased 37.7% to $3.4 million from $2.5 million for the quarter ended September 30, 2003. The increase in revenues can be attributable to the acquisition of additional loan officers and the acquisition of Ocean West which added 60 branches, which was offset by overall market conditions

Expense: Total operating expenses increased by $2.4 million or 100.1% to $4.9 million for the quarter ended September 30, 2004 from $2.4 million for the quarter ended September 30, 2003. The acquisition of Ocean West and its branches added to the operational expenses of the organization. However in the coming months there will be a consolidation of operations and a corresponding decrease in cost.

Depreciation: Depreciation expenses increased to $168,000 for the quarter ended September 30, 2004 from $154,000 for the quarter ended September 30, 2003. Increase in depreciation is attributed to new computer and office equipment.

Net Loss: Consumer Direct had a net loss of $1,675,000 for the quarter ended September 30, 2004 compared to a net income of $33,823 for the same quarter in 2003. The decrease in income was related in the short term to the additional costs incurred by consolidating with Ocean West, as well as overall market conditions. Due to the additional 60 branches and the consolidation of the related expenses the Company anticipates by economies of scale to add additional income.

Earnings per share: The basic diluted net loss per share for the quarter ended September 30, 2004 increased to a loss of $0.44 from a gain of $0.01, for the same quarter in 2003, which represents a decrease in earnings over the same period the prior year of $0.45, on a per share basis.

Nine Months Ended September 30, 2004 and 2003

Revenues: During the nine months ended September 30, 2004, revenue decreased 1.9% to $8.0 million from $8.2 million for the nine months ended September 30, 2003. The decrease in revenues can be attributable to overall market conditions.

Expense: Total operating expenses increased by $2.8 million or 32.6% to $11.4 million for the nine months ended September 30, 2004 from $8.6 million for the nine months ended September 30, 2003. This is attributed to the impact of the acquisition of 60 branches and the related acquisition costs incurred in the last quarter.

Depreciation: Depreciation expenses increased to $501,452 for the nine months ended September 30, 2004 from 452,349 for the nine months ended September 30, 2003. The primary reason for the increase is the ongoing normal recurring purchases of equipment and related leaseholds.

Net Loss: Consumer Direct had a net loss of $3,175,000 for the nine months ended September 30, 2004 compared to a net loss of 429,000 for the same period in 2003. The decrease in income was related in the short term to the additional costs incurred by consolidating with Ocean West, as well as overall market conditions. Due to the additional 60 branches and the consolidation of the related expenses the Company anticipates by economies of scale to add additional income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Earnings per share: The basic diluted net loss per share for the nine months ended September 30, 2004 increased to $1.09 from $0.19 for the same period in 2003, which represents a decrease in earnings over the same period the prior year of $0.90.

Liquidity and Capital Resources

               Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

               In the mortgage banking industry the rate of growth is tied to the amount of money that can be used to fund the banks part of each mortgage. Our warehouse credit facilities limit the amount that may be advanced on each loan funded. Therefore, cash must be used to fund the additional dollars needed to close escrow. This money is now provided for in our agreement with Cub Vista. Therefore we do not have any restrictions on growth

               Historically we have funded loans primarily through our warehouse credit facilities or using cash on hand. During fiscal 2004, we have funded approximately 15% of our loans through our warehouse credit facilities. Loans that are closed using our credit facilities are funded through short term borrowing on our warehouse lines of credit. We pay interest on funds advanced under the warehouse lines of credit at a pre-negotiated rate. The interest rate at which we borrow is variable in nature and typically averages between 4.5% and 7% per annum. The average time between funding a mortgage and the receipt of the proceeds from the sale of the mortgage was approximately 22 days during fiscal 2003 and continued as such during the nine months ended September 30, 2004.

               Our ability to finance and purchase mortgage loans depends on our ability to secure warehouse lines of credit with acceptable terms.

               Currently, we fund loans through our warehouse lines of credit with Club Vista warehouse lines of credit. The arrangement calls for expense being paid on both sides and the remain income split on a 50/50 basis. However the lines also covers additional monies to fund on other warehouse lines. This additional monies a called haircuts. The haricuts are the amount of the mortgage funded by the warehouse facility less their hold backs. This about is typical about 2% of the mortgage funded. The balances at September 30, 2004 under the facility was $207,829. The lending limit on the line of credit is currently $15,000,000 and the term is for one year

               Historically we have funded operations through a combination of borrowings and issuance of stock. We currently intend to retain our earnings for the foreseeable future to help increase our liquidity. Management continues to explore investment alternatives to aid in its liquidity, but there can be no reliance made on such.

Cash Flows

          The Company’s sources of cash flow include cash commissions from the brokerage of mortgages, borrowings under institutional credit facilities, marketing fees, and interest income. The Company’s uses of cash include operating expenses, payment of interest, and capital expenditures primarily comprised of facility expansion, furniture, fixtures, computer equipment, software and leasehold improvements. During the first nine months of fiscal 2004 and 2003 we had net cash used in operating activities of $13.5 million and $0.5 million, respectively. The primary sources of net cash were used in the acquisition of 60 additional branches. The primary source of the net used in operating activities for the nine month period ended September 30, 2003 was $0.5 million.

          Net cash used for investing activities during the first nine months of fiscal 2004 and 2003 was $0.5 and $0.2 respectively, which was attributable to fixed assets acquired in its acquisition of Ocean West.

          Net cash provided by financing activities for the nine months ended September 30, 2004 was $14.3 million. This consisted primarily of issuance of preferred stock for $5 million as well as proceeds from notes of $9 million. Net cash provided by financing activities for the nine months ended September 30, 2003 was $0.6 million. This consisted primarily of increase of 905,277 to additional paid in capital offset by repayments of long term debt of 286,718.

          The Company believes that its existing cash and cash equivalents as of September 30, 2004 will be sufficient to fund its operating activities, capital expenditures and other obligations for the next twelve months. However, if during that period or thereafter the Company is not successful in generating sufficient cash flow from operations, or in raising additional funds when required in sufficient amounts and on terms acceptable to the Company, it could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be reduced.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report or presented elsewhere by management from time to time.

While We Achieved a Profitable Quarter During Fiscal 2003, We Have a History of Losses, and We May Not Be Able to Maintain Profitability

While we achieved a profitable quarter as of June 30, 2002, we have an accumulated deficit of $8.6 million. Because we expect our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to maintain profitability. We may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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

Item 4. Controls and Procedures

          Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information

Item 4. Controls and Procedures (Continued)

relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     The company has from time to time acted as a plaintiff and respondent to several lawsuits as a matter of its normal course of business. None of the legal activities it is involved with are of significant effect to the business.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     During the three months ended June 30, 2004, the Company planned to issue $4,444,000 shares of common stock in conjunction with a $5,000,000 stock subscription and 1,103,000 shares common stock in conjunction with the conversion of $1,450,600 in Bridge Notes. Only 115,000 of the 1,103,000 shares of common stock were issued. The Company decided not to pursue the stock subscription and entered into a Convertible Promissory Note with Club Vista Holdings, Inc. for $5,000,000, which was converted to 5,000,000 shares of Preferred Stock, during the three months ended September 30, 2004.

Item 3. Defaults Under Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

4.3	Stock Subscription Agreement

4.4	Stock Subscription Agreement

4.5	Stock Subscription Agreement

5.0	Convertible Promissory Note

5.1	Credit Facility Agreement

5.2	Joint Venture Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

     (b) Reports on Form 8-K

     On August 3, 2004 the Company furnished a report on Form 8-K regarding its purchase of 84.9% of the outstanding common stock of Ocean West Holding Corporation through a stock exchange affected pursuant to a Purchase and Sale of Capital Stock Agreement.

     On October 4, 2004 the Company furnished a report on Form 8-K/A regarding the addition of pro-forma financial information, consolidating the operations with Ocean West Holding Corporation.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER DIRECT OF AMERICA
Date: November 22, 2004	By:	/s/ Michael A. Barron
Michael A. Barron
Chief Executive Officer

Date: November 22, 2004	By:	/s/ Wayne K. Bailey
Wayne K. Bailey
Chief Financial Officer (Principal Accounting Officer)