Form 10KSB
period 2004-12-31
CONSUMER DIRECT OF AMERICA
filed 2005-04-18
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number
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

Yes ☑     No ☐

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

Yes ☐    No ☑

Aggregate market value of Common Stock held by shareholders based on the closing price of the registrant’s Common Stock on the OTC:BB on March 11, 2005 was $1,650,239.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

o	Form 10-SB dated May 8, 2001 and filed with the SEC on May 11, 2001.
o	Form 8-K dated March 4, 2002 and filed with the SEC on March 6, 2002.
o	Form S-8 dated November 22, 2002 and filed with the SEC on November 23, 2001
o	Form 8-K, dated August 3, 2004
o	Form 10QSB for the period ended September 30, 2004.
o	Form 8-K, dated February 8, 2005.

Transitional Small Business Disclosure Format (Check one):

Yes ☐    No ☑

CONSUMER DIRECT OF AMERICA

PART I

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

Item 1. Description of Business

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

     At present, the Company sells its loan servicing through correspondent relationships with Flagstar, BNC, and Wells Fargo with agreements pending with Aurora, CitiFinancial, Countrywide, NovaStar, Principal Mortgage and Washington Mutual. The Company is experiencing growth on a quarter-to-quarter basis through its acquisitions and has become a consolidator of the direct-to-consumer mortgage brokerage business, specializing in the sub prime marketplace. The Company’s branch network grew from five locations licensed in ten states to forty six (46) branches licensed in thirty four states.

     On February 20, 2002 Blue Star Coffee, Inc., a Nevada corporation (the “Registrant”) acquired Consumer Capital Holding, Inc., (“CCHI”) a Nevada corporation through a stock exchange affected pursuant to an Acquisition Agreement dated February 20, 2002 (the “Agreement”). Pursuant to the Agreement the stockholders of CCHI transferred to the Registrant all of the issued and outstanding shares of capital stock of CCHI and the Registrant issued to the stockholder of CCHI an aggregate of 1,047,900 post split shares of the common, par value $0.02, per share, of the Registrant. The amount of consideration was determined by arms length negotiations between the Registrant and the stockholders of CCHI.

     On June 6, 2002 Consumer Direct of America, a Nevada corporation (the “Registrant”) acquired Lending Servicing Corporation dba Las Vegas Mortgage (“LSC”) a Nevada corporation through a stock exchange and cash effected pursuant to an Acquisition Agreement dated June 6, 2002 (the “Agreement”). Pursuant to the Agreement the stockholders of LSC transferred to the Registrant all of the issued and outstanding shares of capital stock of LSC and the Registrant issued to the stockholder of LSC an aggregate of 120,000 post split shares of the common stock par value $0.02, per share, of the Registrant and $100,000 in cash. The amount of consideration was determined by arms length negotiations between the Registrant and the stockholders of LSC.

     On November 20, 2003, Consumer Direct of America a Nevada corporation (the “Registrant”), acquired Pro Mortgage Corp., a California corporation (“Pro”) through a stock exchange effected pursuant to an Acquisition Agreement dated November 20, 2003 (the “Agreement”) Pursuant to the Agreement, the two stockholders of PRO transferred to the Registrant all of the issued and outstanding shares of capital stock of PRO and the Registrant issued to the two stockholders of PRO an aggregate of 150,000 post split shares of the common stock, par value $0.02, per share, of the Registrant, PRO has conducted its mortgage brokerage finance business under the name PRO Mortgage. The amount of the considerations was determined by arms-length negotiations between the Registrant and the stockholders of PRO.

     On October 1, 2004, the Company rescinded its acquisition agreement with Pro Mortgage Corporation (“Pro Mortgage”). On November 20, 2003 the Company and Pro Mortgage entered into an acquisition agreement, whereby Pro Mortgage and the Company agreed to exchange 1,000 shares of Pro Mortgage capital stock, representing 100% of the issued and outstanding capital stock of Pro Mortgage, in exchange for 3,000,000 shares of the Company’s capital stock, (the “Exchange”). The Exchange was never duly authorized and approved by the parties thereto, and each of the parties hereto desires to rescind the exchange. In connection with such rescission the Company transferred and assigned its shares of the Pro Mortgage capital stock to the Pro Mortgage shareholders and the Pro Mortgage shareholders transferred back its shares of the common stock of the Company.

     On July 15, 2004, the Company acquired 84.9% of the outstanding common stock of Ocean West Holding Corporation, (“Ocean West”) through a stock exchange affected pursuant to a Purchase and Sale of Capital Stock Agreement. Marshall L. Stewart, Daryl S. Meddings, Enfo Loan Corporation, Kingsley and Nancy Cannon and Dale and Suzanne Delmege agreed to sell 4,921,930 of their shares of common stock of Ocean West to CDA in exchange for 622,388 shares of CDA (the

“Transfer”). The consideration was based on the average monthly trading prices of each company’s shares for the month of June 2004. The Transfer results in CDA having majority control and ownership, of Ocean West.

     Ocean West Holding Corporation is a holding company, which holds all of the issued and outstanding stock of Ocean West Enterprises. Ocean West Enterprises is a wholesale and retail mortgage banking company primarily engaged in the business of originating and selling loans secured by real property with one to four units.

Consolidation & Expansion

The mortgage brokerage business is a highly fragmented and localized industry that has experienced explosive growth. This opens an opportunity for an emerging national company like Consumer Direct of America to create increased efficiencies and to build a national name brand in the industry. The Company is currently the leading mortgage broker in Nevada. It has already made several successful acquisitions of local and regional brokerage operations in other western states, and has identified and started due diligence review on a number of other profitable acquisition targets. The Company plans to have 10 regional hubs across the U.S. by the end of 2006. Below are the acquisitions the Company has made in the last two years.

Annual Closed
Company Name	Loan Volume	Closed Date
Consumer Direct of Colorado	$100 million	May 2001
Las Vegas Mortgage	$246 million	June 2002
Neighborhood Acceptance	$50 million	December 2002
Pro Mortgage	$500 million	November 2003
Ocean West Funding	$900 million	July 2004

The Company remains on the look out for possible profitable acquisitions; it has already identified potential acquisitions that if consummated, could help the Company achieve an additional $1.6 billion in loan volume. The Company has been successful in the acquisition process because it provides access to resources not normally available to brokers such as financing, better products, mortgage banking, advanced systems, marketing, and an exit strategy for owners. More importantly, as the Company continues its national expansion, it will create a geographical diversification much sought after by securitization agents and rating agencies, thus improving new growth strategies for its funding relationships. The Company’s acquisition strategy and significant origination growth will lead to better funding solutions that will dramatically improve its operating margins.

Discontinued non-Profitable Business Units

During the development stage of the business from 2002 through 2004, the Company’s strategy was to compress the timeframe to generate $ 1 billion in annual closed loan volume by raising capital and acquiring independent mortgage operations. As of 12/31/04, the Company had completed ist development stage acquisition process, consolidated its operating costs ans spun off or rescinded any operating unit that was not profitable. In addition, the Company has elected to expense certain transactions in FY 2004 rather than amortize the expenses over several years. The Company has invested in excess of $ 9 million dollars over this three year period and has achieved its objective of $ 1 billion in captive closed loan volume from its 46 branch network. On October 1, 2004, the company discontinued operating Pro Mortgage via a recission agreement and recovered all securities previously issued This reduced the net loss per year due to Pro Mortgage by $225,475 per year. In addition, the Company spun off its Direct Marketing unit to another group in the business. The Company now outsources the technology and enjoys an annual cost savings in excess of $ 1.4 million. The Company incurred certain acquistion costs in relation to its acquiring Ocean West and consolidated most of the functions into CDA’s Las Vegas HQ. The total extraordinary expenses in relation to the acquistion and consolidation were approximately $1.6 million. By this consolidation, and discontinuance of non profitable locations the Company will save approximately $3.3 million in expenses per year.

The following table shows the expected savings by the consolidating efforts:

			Extraordinary
	Direct Marketing	Pro Mortgage	Expenses	Total
Discontinued Losses & Consolidation Efforts	$1,429,511	$225,475	$1,649,984	$3,304,970

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

If the bill, as last reviewed, passes, the Mortgage Brokers will be forced to make the transition to banking, become a “net branch” of an existing mortgage banking operation or be acquired by someone like Consumer Direct of America. To remain a mortgage broker in a clearly disadvantaged position will ultimately lead to failure in the business.

It should be noted that many “net branch” arrangements as currently practiced are not recognized as legal operations according to HUD. The net branches are prohibited from originating FHA loans under such an arrangement. Additionally, as net branch operations, the branch manager receives no equity for his contributions to the parent banking company. In the case of CDA, there is value received, as additional compensation can be earned through production and a viable exit strategy is provided.

This pending legislation will provide additional momentum for large successful brokerage houses to make the transition to a wholly owned subsidiary of Consumer Direct of America.

Use of Technology for Competitive Advantage

The Company invested heavily into an enterprise communication system from Interactive Intelligence (I3). The dialer can operate outbound, inbound, broadcast and fax campaigns. If needed, the system can operate all of these campaigns simultaneously. The system is built with Compaq Proliant servers and Cisco firewalls and routers. It is capable of making 75,000 outbound calls an hour. The Company currently has 20 T1 lines serving the dialer and loan platform. The system is capable of making 32,000 broadcast connects per day. Broadcast dialing provides a pre-recorded message to be left on answering machines of homes or businesses. The system is web based so real-time reports and call monitoring can be done from anywhere in the world where there is an Internet connection. Calls are recorded and stored digitally to meet all compliance standards. The Company’s proprietary video conferencing lead generation system, “LoanMaker”, has much more capacity than is currently in use, therefore offering competitive advantage by providing significant “hot leads” for relatively little incremental additional cost. In addition, the call center has the space and technical capacity to more than double in size without any changes in the infrastructure. By centralizing the support functions required to deliver this service on a nationwide basis, operational efficiencies are maximized.

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

Marketing programs include outbound direct calls, local direct mail campaigns, broadcast dialing campaigns, national presence and image building activities, strong realtor referral programs, corporate affiliated programs and relocation referral programs. Combined with a state-of-the-art call center, these activities will greatly enhance the Company’s ability to attract additional volume and merger acquisition candidates.

“High Tech – High Touch”

Despite increasing acceptance of electronic commerce in the real estate industry, the Company believes that personal service and a human interface will remain important to financial services products for consumers. When facing large, complex personal financial decisions such as home purchases, most consumers prefer to turn to a trusted expert for advice and guidance. No matter how paperless and swift the process of homeownership becomes, there will remain a need for qualified professionals to explain and facilitate the transaction.

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

This inherit issue associated with the sale and marketing of financial products led the Company to develop its LoanMaker video conferencing system which allows face to face visual and audio interaction between the borrower and the CDA banking underwriter.

Technical Development

The “LoanMaker” System

The LoanMaker System is located in a mortgage brokerage broker’s office with a computer monitor and video-conferencing camera. The mortgage brokerage agent activates the system for the new or prospective home buyer simply by touching a button and the system automatically connects to the Company’s Conference Manager and quickly connects to the first available loan counselor at the Company’s central facility in Las Vegas. The loan counselor appears on the top of the screen alongside the Company’s logo.

The loan counselor briefly introduces the borrower to the LoanMaker System and the loan application process. By questioning the borrower, the loan counselor collects credit information and mortgage structure preferences, highlights loan programs that appear to satisfy the home buyer’s needs, fills out the loan application by typing while they speak, and electronically retrieves the home buyer’s credit history from credit reporting agencies. The loan application and all other information is simultaneously displayed on the bottom three-quarters of the screen. Historical interest rate data, the variety of available loans, comparisons among loans, amortization schedules, and any alternative scenarios, as well as other data, are also displayed real- time on the computer screen. In a single call, the Company’s loan counselor reviews the borrower’s credit profile and a Company underwriter can approve a loan as a delegated underwriter for the lenders it represents.

The LoanMaker System was designed so that the mortgage brokerage agent and borrower need no prior computer experience. Borrowers only need to be able to talk, listen, and see the display screen, and their only interaction with the technology is an occasional need to sign their name on a pad using an electronic pen. The loan counselor manages all video display and data entry throughout the session. The process of choosing a loan and fully completing an application may be completed in one to two hours. The system was developed using a combination of PC Lender and EPOP video conferencing software integrated with CDA’s mortgage banking products. The LoanMaker System is scheduled to be deployed to all CDA branches in 2005.

Marketing Strategy

The Company’s principal marketing strategy is to deploy the LoanMaker System in offices 200 mortgage brokerage companies in the United States. The Company installs the LoanMaker System without cost to the mortgage brokerage company and generally pays the mortgage brokerage company 0.25% of the face value of each closed loan by the mortgage brokerage company in connection with the mortgage loan. This marketing approach is expected to enable the Company to leverage the mortgage brokerage company’s established local brand name identity while also gaining access to a large pool of borrowers at the point of mortgage brokerage sale. The Company believes its marketing efforts toward these mortgage brokerage firms are vital to its success, given that the Company relies on the firms’ consents to install the LoanMaker System in their offices and on mortgage brokerage agents to introduce their customers to the LoanMaker System. The Company has begun installing LoanMaker Systems in its largest mortgage brokerage branches in the U.S. In addition, the Company plans to install its LoanMaker System in all of its 41 branches in 34 states and to include the system as a standard banking access technology for future branches. The Company believes that it will be successful in entering into agreements with more mortgage brokerage companies in the top 200, but no assurance of this success can be given.

Growth Strategy

The Company plans to continue its growth strategy through the acquisition and affiliation of mortgage brokerage firms who do not currently bank their own production. By providing more efficient services to these smaller firms, such as LoanMaker, hot leads, bank products, and other services not readily available to smaller companies, CDA can accrete loan volume without having to “organically” grow the business. Banking of the accreted loan volume generates windfall revenue to the Company. Thus the rate of growth of CDA’s revenue stream is dramatically accelerated. The Company’s principal short-term focus is to:

•	establish relationships with more of the 200 largest mortgage brokerage companies;

•	increase the number of installations with the Company’s existing mortgage brokerage branches

•	increase the volume of loans originated through the LoanMaker System.

In addition to the residential mortgage origination market, the Company has identified three other potential growth opportunities: (i) adding complementary services to the mortgage lending process such as title search, property appraisals, relocation services and cash management; (ii) exploiting other financial markets such as home equity loans, life insurance sales and personal financial planning. Although the Company currently has no specific plans in these areas, the Company intends to explore these additional growth opportunities as part of its long-term strategic growth plan.

Products

CDA offers a broad range of mortgage loan products to provide flexibility to mortgage loan brokers and our retail division. These products vary in loan-to-value ratio and income requirements as well as other factors. The following is a list of our primary standard products:

•	Conforming Mortgage Products — Adjustable and fixed rate loan programs that meet the guidelines for purchase by government-sponsored entities, such as FNMA and FHLMC which guarantee mortgage backed securities, and by permanent investors in mortgage backed securities secured by, or representing ownership in, such mortgage loans.

•	FHA/VA — Thirty-year fully amortizing adjustable or fixed rate program — adjustable rate program indexed to the one-year treasury featuring a cap of annual interest rate increases of 1% and a life cap on increases of 5%.

•	Alt A/Sub Prime Mortgage Products — Alternative-A/Sub-Prime loans are adjustable and fixed rate loans that usually do not meet FNMA and FHLMC guidelines due to various reasons. These loans usually do not meet this guideline because they require a reduced amount of income verification and may exceed these agencies maximum loan-to-value (“LTV”) guidelines. These loans are sold to institutional investors such as Credit Suisse First Boston, Banco Popular and Saxon Mortgage.

•	Second Mortgage Program — Fixed rate amortizing and fixed rate with a balloon payment programs that are limited to borrowers we identify as A+ through B credit, risks, with a maximum combined loan-to-value ratio equal to 100%.

•	JUMBO Loans — Adjustable and fixed rate loan program for loans that exceed the loan limits set by the FNMA (Fannie Mae) and the FHLMC (Freddie Mac). These loans are sold to investors in the secondary market that specialize in these types of loans and are structured to meet the guidelines provided by specific investors.

•	Non-Conforming Loans — Fixed- rate first mortgage loans that are amortized over a fifteen or thirty-year period as well as loans with a balloon payment in fifteen years and payable during the fifteen-year period under a thirty-year amortization schedule.

Loan Origination

We originate both purchase and refinance mortgage loans. The percentage of refinance loans as compared to total volume for the year ended December 31, 2004 was 56.4% and 69.7% for the year ending December 31, 2003

We originate loans primarily through three different channels. The first is directly through our “corporate” retail division. This division deals directly with the client. Most of the retail loans are referred to us through real estate agents or past clients. The remaining clients are generated through various marketing techniques such as direct mail, telemarketing, or various lead providers. The Company has closed this division in the early part of its fiscal year and has decided to focus its attention on the two remaining channels,as discussed below. The corporate retail loans comprised 24% of our loan volume for the year ended December 31, 2004 as compared to 20.3% of our loan volume for the year ended December 31, 2003.

The second method of origination is through our branch network of retail branches. A retail branch is where all related branch expenses must be paid for through branch revenues and the manager of the branch is compensated only through the branch profits. We have concentrated on developing this area of our business in recent months because we believe this is one of the most cost effective and efficient ways to increase loan originations. The net branches comprised 92% of the loan volume in the fiscal year ended December 31, 2004 as compared to 84% of the loan volume in the fiscal year ended December 31, 2003.

As of December 31, 2004 we had 46 retail branches in 34 states. These branches are located in areas close to potential borrowers and referral sources. Being located near these referral sources better enables the Company in developing referral business. Our goal is to continue to develop and maintain recurring referral sources. To supplement branch business, we continue to develop lead programs through various providers.

Underwriting Process

Loans originated through the corporate retail division or retail branches require processing. Processing procedures very depending on specific loan program and investor requirements. Loan applications are reviewed and verified for accuracy. The verification process includes, but is not limited to: (i) evaluation of the borrower’s credit worthiness by obtaining a formal credit report through an approved credit agency, (ii) third party verification of the applicant’s income and deposit information, and (iii) obtaining a preliminary title and appraisal report. Once processing is complete, the file is sent on to underwriting.

Regardless of how a loan is generated, all loans must be underwritten in accordance with guidelines set forth by management and the secondary market investors. Some underwriting criteria include borrower income and credit worthiness, loan-to-value ratios, property condition and type, insurance requirements and investor requirements. Our underwriting guidelines also comply with those guidelines set forth by the FNMA, FHLMC, FHA, Veterans Administration (“VA”) and private institutional investors. The underwriting guidelines are intended to aid in evaluating the credit history of the potential borrower, the capacity of the borrower to repay the mortgage loan, the value of the real property, which will secure the loan, and the adequacy of such property as collateral for the proposed loan. The loan terms, including interest rate and maximum loan-to-value ratio, are determined based upon the underwriter’s review of the loan application and related data and the application of the underwriting guidelines.

We employ only experienced underwriters. Our Underwriting Manager must approve the hiring of all underwriters, including those who will be located in a regional or branch office. Our underwriters must have had either substantial underwriting experience or substantial experience with us in other aspects of the mortgage finance industry before becoming part of the underwriting department. All underwriters are required to participate in ongoing training, including regular supervisory critiques of each underwriter’s work. We believe that our underwriting personnel have the ability to analyze the specific characteristics of each loan application and make appropriate credit judgments.

The level of income verification varies with program type. The underwriting guidelines include four levels of documentation requirements for applicants, which are referred to as the “Full Documentation,” “Lite Documentation,” “Stated Income Documentation,” and “No Documentation” programs. The purchasers in the secondary market dictate the level of income documentation required for a specific loan. Except for the No Documentation programs, where verification of income is not required, we review:

•	the applicant’s source of income;

•	calculate the amount of income from sources listed on the loan application or other documentation;

•	review the credit history of the applicant;
calculate the debt service-to-income ratio to determine the applicant’s ability to repay the loan;

•	review the type and use of the property being financed; and

•	review the property.

Under our Full Documentation programs, applicants are generally required to submit two written forms of verification of stable income for at least twelve months. Under our Lite Documentation programs, the applicant may submit twenty-four months of bank statements in lieu of traditional documentation such a tax returns and pay-stubs. Our Stated Income Documentation programs may be accepted based upon the monthly income stated on the mortgage loan application if other criteria are met. Our No Documentation programs do not give consideration to income. Instead, more weight is given to the borrowers credit history and property value. All of the programs require a telephone verification of the employment of salaried employees. In the case of purchase money loans, under the Full Documentation program guidelines and, on all purchase loans where the loan-to-value ratio is greater than 80%, we also verify source of funds to be deposited by the applicant into escrow.

In most cases, our underwriters determine the applicant’s ability to repay the loan using: (a) a qualifying rate that is equal to the stated interest rate on fixed-rate loans, (b) the initial interest rate on loans which provide for three years of fixed interest rate and payments before the initial interest rate adjustment, or (c) 2% above the initial interest rate on other adjustable-rate loans. The underwriting guidelines require that mortgage loans be underwritten following a standard procedure that complies with applicable federal and state laws and regulations. It also requires our underwriters to be satisfied of the value of the property to be mortgaged based upon a review of the appraisal. In general, the maximum principal amount of loans originated under our conventional program is $650,000; however, management may approve and make larger loans on a case-by-case basis. Larger loans also require approval by the intended purchaser of the loan.

Automated underwriting systems are rapidly becoming the industry standard when underwriting conventional loans. These systems can be used for underwriting loan programs such as FHA and VA; and at times specific investors require their use. The two primary systems are the FNMA’s Desktop Underwriter and the FHLMC’s Loan Prospector. Over the past few years, the trend has moved toward the exclusive use of these systems. We currently underwrite over half of the loans originated using these systems. We are also in the process of developing it own proprietary underwriting system to aid in the process of underwriting those loan programs that can not be underwritten by the Desktop Underwriter or Loan Prospector.

Management evaluates the underwriting guidelines on an ongoing basis and periodically modifies them to reflect current assessments of various issues relating to underwriting analysis. In addition, as new loan products are developed, we adopt underwriting guidelines that we believe are appropriate for the new products. All loans are underwritten to the standards of the intended purchasers of the loans. The Company makes certain representations and warranties customary in the industry relating to, among other things, accurate information, program standards, and compliance with laws and regulations. If we are found to have breached such a representation or warranty, we could be required to repurchase the loan.

Quality Control

We have implemented a loan quality control process to help enforce sound lending practices and compliance with our policies and procedures as well the compliance requirements of agencies such as HUD, Fannie Mae and the requirements of other purchasers of mortgages. Prior to funding a loan, we perform a “pre-funding quality control audit” in which our staff re-verifies the borrower’s credit history and employment, using automated services as well as verbal verifications. In addition, an independent appraiser appraises properties that will potentially secure the mortgage loans. A qualified licensed independent appraiser must conduct all appraisals and the appraisal must conform to the Uniform Standards of Professional Appraisal Practice adopted by the Appraisal Standards Board of the Appraisal Foundation. Our personnel also review every appraisal to confirm the adequacy of the property as collateral prior to funding.

In addition, our quality assurance department audits a percentage of all loans that are funded. The department reviews the documentation, including appraisals and verifications, for compliance with established underwriting guidelines and lending procedures. The department also reexamines the funding documents for accuracy, completeness and adherence to corporate, state and federal requirements. As part of the audit process, any deficiencies discovered are reported to senior management to determine trends and any need for additional training of personnel.

Loan Funding

Loans that are closed using our own credit facilities are funded through short term borrowing on our warehouse lines of credit. We pay interest on funds advanced under the warehouse line of credit at a pre-negotiated rate. The rate at which the Company borrows is variable in nature and typically averages between 4.5% and 5.5%. CDA currently has approval for $33,000,000 in warehouse capability. CDA has its primary warehouse line of $5,000,000 with Provident Consumer Financial Services. A second line of $8,000,000 is with Warehouse One, $10 million with First National Bank of Arizona and a $10 million facility with Club Vista Holdings. The line with Warehouse One continues to renew itself on an annual basis. The facilities are secured by the mortgage loans financed through the line, related mortgage servicing agreements. and CDA repays the outstanding balance under the warehouse line with the proceeds from the sale of mortgage loans. The additional proceeds earned from loan sales also replenish working capital.

The loan agreement governing the terms of the Warehouse One line of credit contains a restrictive covenant relating to tangible net worth. Currently the Company is in compliance with its lenders. Payment of cash dividends or redemption of shares is also restricted to net income after the date of the applicable agreement computed on a cumulative basis.

Sale of Loans

The percentage of originated loans that were funded using the Company’s warehouse lines of credit was 18% of the total dollar volume for the year ended December 31, 2004. We generally sell substantially all of the loans originated. Once we have funded a loan through a credit facility, the next objective is to sell the loan as quickly as possible, which typically happens in ten to fifteen business days. A reconciliation package is prepared for our accounting department. The file then moves on to the shipping department where it is copied and stacked to specific investor guidelines. After we receive the final closing statement, usually two to three days after funding, the file is sent to the appropriate investor and revenue is recognized. We typically make general representations and warranties to purchasers of the mortgages relating to borrower disclosures, closing procedures, credit documentation, follow-up documentation and accuracy of representations. In many cases, purchasers of the mortgages will require language in the documentation mandating that we return all or a portion of the premium and any premium paid for servicing rights for loans that are paid off early, typically prior to the end of the first six months. In most cases, we are only liable for premium recapture if the loan is being prepaid as a result of a refinancing through us or one of our affiliates.

Most of our loans are purchased by the following institutional investors: Countrywide, GreenPoint Mortgage Funding Inc., Indy Mac Bank F.S.B., Banco Popular, First Horizon Home Loan Corporation,., F.S.B., Union Federal Bank, Credit Suisse First Boston, Washington Mutual, F.A.

Purchasers of loans vary from time to time as the purchasers get in and out of the market. For the year ended December 31, 2004 four buyers purchased in excess of 10% of our production funded on our warehouse lines of credit: Union Federal purchased 23%, Credit Suisse First Boston purchased 25%, Banco Popular purchased 20%, and The Winter Group purchased 10%. For the year ended December 31, 2003, four buyers purchased in excess of 10% of our production funded on our warehouse lines of credit: Union Federal purchased 27%, Credit Suisse First Boston purchased 15%, U.S. Bank purchased 11%, and First Nationwide purchased 10%. Our secondary marketing department chooses the purchaser for a particular loan. Commitments to purchase loans are made on a loan-by-loan basis. We are not required to provide a certain number of loans to any purchaser.

Mortgage Loan Servicing Rights

We currently sell the servicing rights on essentially all the loans we fund. At the time the loan is sold, the purchaser of the loan typically pays us a premium for the release of the servicing rights. The premium is paid for the right to collect the servicing fees for the period the loan remains on the investor’s books. A typical spread for an “A” grade loan is 1/4 of 1% annually. In the past, we occasionally retained servicing rights, but no longer do so on a regular basis. Since we are not currently set up to service loans in-house, we contract with a third party to sub-service any loans for which we have servicing rights. The sub-servicer is responsible for accepting and posting all payments, maintaining escrow accounts and reporting to the end investors, such as Fannie Mae. For this service, we typically pay the sub-servicer a monthly fee averaging $6 to $7 per loan.

Lender Relations

Today’s mortgage lenders are seeking bigger shares of the market at less cost to them. As of December 31, 2004, the following lenders were represented on the LoanMaker System.

Chase Manhattan Mortgage Corporation	Banco Popular
Countrywide Funding Corporation	Indy Mac
Flagstar Bank	BNC Mortgage Corporation of America
General Electric Capital Mortgage	Winter Group
GreenPoint Mortgage	Residential Funding Corporation
IMPAC Funding Corporation	Saxon Mortgage, Inc.

Regulation

The consumer finance industry is highly regulated; therefore CDL is subject to extensive and complex rules and regulations of, and examinations by, various federal, state and local government authorities. These rules impose obligations and restrictions on our loan origination, credit activities and secured transactions. In addition, these rules limit the interest rates, finance charges and other fees that we may assess, mandate extensive disclosure to borrowers, prohibit discrimination, and impose multiple qualifications and licensing obligations. Failure to comply with these requirements may result in, among other things, loss of HUD approved status, demands by purchasers of mortgages for indemnification or mortgage loan repurchases, exercise of rights of rescission of mortgage loans by borrowers, class action lawsuits by borrowers, administrative enforcement actions, and civil and criminal liability. We use our quality assurance program to monitor compliance and, based upon assessments of our compliance staff, believe that we are in compliance with applicable rules and regulations in all material respects.

Our loan origination activities are subject to the laws and regulations in each state in which we conduct lending activities. For example, state usury laws limit the interest rates that we can charge on our loans. In connection with plans to expand our geographic reach, we have investigated requirements in additional states. We currently hold licenses or exemption certificates in thirty-five states. We do not have operations or significant loan activity in all of these states at this time. Our current operations and loan activity is primarily in California. California originations made up 45.4% of our total volume based on units. Other states that we originated more than 1% of our total volume based on units were Nevada (12.3%),Louisiana (3.7%), Georgia (3.6%), Indiana (3.6%), Ohio (3.5%), Florida (3.4%), Missouri (3.4%), Connecticut (3.0%), Washington, Arizona, South Carolina, Texas, Tennessee, Michigan (2%).

Our lending activities are also subject to various federal laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. We are not currently making loans subject to the Homeownership and Equity Protection Act of 1994. More specifically, we are subject to disclosure requirements under the Truth-in-Lending Act and Regulation Z promulgated thereunder. The Truth-in-Lending Act is designed to provide consumers with uniform, understandable information relating to specify terms and conditions of loan and credit transactions and, by standardizing the form of information provided, facilitate comparisons among available credit options. The act also gives consumers the right to change their minds about a credit transaction by guaranteeing consumers a three-day right to cancel some credit transactions, such as loans of the type we originate. In addition, the Truth-in-Lending Act gives consumers the right to rescind the loan transaction if the lender fails to provide the required disclosures to the consumer. We are also required to comply with the Equal Credit Opportunity Act of 1994 and Regulation B promulgated thereunder, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act of 1975 and the Home Mortgage Disclosure Act of 1975. The Equal Credit Opportunity Act prohibits lenders from discriminating against an applicant for a loan on the basis of race, color, sex, age, religion, national origin or marital status. Regulation B prohibits lenders from requesting some types of information from loan applicants. The Fair Credit Reporting Act requires lenders to supply applicants with information relating to the denial of any loan application. Beginning with loans originated in 1997, the Home Mortgage Disclosure Act requires that we file annual reports with HUD for collection and reporting of statistical data in loan transactions. The Real Estate Settlement Procedures Act mandates disclosures concerning settlement fees and charges and mortgage servicing transfer practices. It also prohibits the payment or receipt of kickbacks or referral fees in connection with the performance of settlement services.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals at Enron and WorldCom. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act is the most far-reaching U.S. securities legislation enacted in some time. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (“SEC”), under the Securities Exchange Act of 1934 (“Exchange Act”). The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. Of the new requirements imposed by the Sarbanes-Oxley Act, among others, we currently have no “independent directors” on our board of directors, no audit committee, compensation committee nor nomination committee and we do not have any independent “financial experts” on our board of directors. As a result, we currently would not be eligible to have our shares listed on the NASDAQ, AMEX or NYSE, even if we were to meet the other listing requirements of such self-regulatory organizations.

We conduct telemarketing sales through which a portion of our retail loan business is generated. In October 2003, a national do-not-call registry which a consumer can join to prevent unwanted telemarketing calls became operational pursuant to rules promulgated by the Federal Communications Commission as required by the Telephone Consumer Protection Act of 1991. In addition, a number of states have enacted laws regulating telemarketing sales activities some of which establish do-not-call registries and we will be required to comply with this new national registry and will be prohibited from placing unsolicited marketing calls to any consumer who has placed their name in the registry.

The laws and regulations under which we operate are subject to change at any time. In addition, new laws or regulations may be added at any time. There can be no assurance that any change or addition of laws will not make compliance more difficult or more extensive, restrict ability to originate, broker, purchase or sell loans, further limit the amount of commissions, interest or other charges which may be earned, or otherwise adversely affect our business or prospects.

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

     As previously stated, our business depends primarily on providing direct person – to – person mortgage services to a diversified client base consisting of consumers. To remain competitive, we must increase the volume of mortgage loan transactions that we effect and maintain sustainable margins on such mortgage transactions.

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

Licensing and Regulation of Mortgage Brokerage Loan Business

     We are licensed as a mortgage banker and broker, and are otherwise authorized to originate mortgage loans in Nevada, California, Colorado, Utah and licensing is pending in ten (10) other states. Our mortgage brokerage operations are subject to extensive regulation by federal and state authorities. The United States Department of Housing and Urban Development (“HUD”) regulates certain aspects of the mortgage lending business. The Real Estate Settlement Procedures Act of 1974 (“RESPA”), a Federal statute, requires that certain disclosures, such as a Truth-in-Lending Statement, be made to borrowers and that certain information, such as the HUD Settlement Costs booklet, be provided to borrowers. The Fair Housing Act prohibits among other practices, discrimination, unfair and deceptive trade practices, and requires disclosure of certain basic information to mortgagors concerning illicit terms. If the Company fails to comply with such regulations, possible consequences could include loss of approved status, demands for indemnification, class action lawsuits, and administrative enforcement actions.

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

Intellectual Property

     Trademarks and other proprietary rights are important to our success and our competitive position. Although we seek to protect our trademarks and other proprietary rights through a variety of means, we may not have taken adequate steps to protect these rights. We may also license content from third parties in the future and it is possible that it could be subjected to infringement actions based upon the content licensed from these third parties. Any claims brought against us, regardless of their merit, could result in costly litigation and the diversion of our financial resources and technical and management personnel. Further, if any claims are proved valid, through litigation or otherwise, we may be required to change our trademarks and pay financial damages, which could adversely, affect our business.

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

Employees

     As of December 31, 2004, we had 283 full-time employees, of whom 245 were in financial services, 16 were in direct marketing, 22 were in administrative management. As we continue to grow, we expect to hire more personnel, particularly in the areas of telemarketing and mortgage operations. We believe that relations with our employees are good.

Item 2. Description of Property.

     We lease approximately 42,080 square feet of general office space in premises located at 6330 S. Sandhill Road, Las Vegas, Nevada and 15991 Redhill Avenue, Suites 100 & 110, Tustin, California. Our leases for these spaces expire in July 2007 and November 2007, respectively.

     The Sandhill lease provides for monthly payments of $19,500 with additional monthly expense of $3,110 incurred for such building expenses as maintenance. The square footage of this space is 21,560. On September 26, 2001, the company leased additional square footage of office space (suites) of 4,200 from the same landlord: Suite #200 for a term of forty-seven and a half (47.5) months and Suite #270, for a term of fifty-one (51) months. These leases run concurrently with the original lease and provide for monthly payments of $5,287.04 and $3,000 respectively. The Company is not responsible for any additional operating expenses or property taxes for the duration of the original terms except in the case of Suite 270, which carries a stipulation for overages from PG&E.

     The Tustin lease is for approximately 16,320 square feet. The two founding shareholders, Marshall Stewart and Daryl Meddings, personally guaranteed the lease. Rent is currently $35,972 a month. We have the right to renew the lease for one additional sixty-month term. During the renewal term, the rent will be adjusted to the then current market rate. We also have 46 branch offices of which all are leased. The branch offices are leased properties of varying types. Lease periods are typically twenty-four to thirty-six months in length. The average lease payment is approximately fifteen-hundred dollars per month per office.

     The Company evaluates on a continuing basis the suitability and adequacy of all of its branch office locations, and has active programs of relocating or closing any as necessary to maintain efficient and attractive facilities. The Company believes its present facilities are adequate for its operating purposes.

Our branch offices are located at:

Name	Address
Ocean West Funding	Tustin, CA
A.N.S. Home Loans	Diamond Bar, CA
Ocean West Funding	Lake Oswego, OR
Ocean West Funding	Laguna Hills, CA
Ocean West Funding	Stone Temple, GA
Ocean West Funding	Tustin, CA
Ocean West Funding	Greenville, SC
Magellan’s All-In-One Lending	Salem, OR
Ocean West Funding	Concord, OH
1st Investors Capital	Chapel Hill, NC
Pacific Loan Company	Oakhurst, CA
Ocean West Funding	Reno, NV
Ocean West Funding	North Fork, CA
Ocean West Funding	Palm Springs, CA
Just That EZ Financial	Los Angeles, CA
Rhodes Mortgage	Westport, CT
Ocean West Funding	Santa Ana, CA
American Mtg and Investment	Myrtle Beach, SC
Cedarbrook Funding	Painesville, OH
Ocean West Funding	Monroe, CT
Ocean West Funding	Lake Havasu, AZ
Ocean West Funding	San Diego, CA
Ocean West Funding	Memphis, TN
Ocean West Funding	Tustin, CA
Ocean West Funding	Eagan, MN
Mission Valley Mortgage	Polson, MT
A.Y.I. Financial Network	National City, CA
Casa Blanca Financial Group	Lakewood, CA
Haldeman Huskey Mortgage	Merriam, KS
All Fund	Amarillo TX
Creative Mortgage Solutions	Kansas City, MO
Ocean West Funding	Tustin, CA
Goldstar Mortgage	Indianapolis, IN
Harbor Mortgage Corp	Beachwood, OH
Ocean West Funding	Memphis, TN
Ocean West Funding	Waterbury, CT
Ocean West Funding	Pensacola, FL
Ocean West Funding	Moreno Valley, CA
Ocean West Funding	Irvine, CA
Ocean West Funding	Arcadia, CA
Perfect Mortgage	Castro Valley, CA
At Your Service Mtg	Cedartown, GA
Ocean West Funding	Indianapolis, IN
Ocean West Funding	Suwanee, GA
Ocean West Funding	Fullerton, CA
Ocean West Funding	Arlington, WA

Item 3. Legal Proceedings.

     We are party to claims from time to time, not required to be disclosed in accordance with Item 103 of Regulation S-B. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for the above legal proceedings could change in the future.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company’s security holders during the last quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Our common stock has been traded in the over-the-counter bulletin board (OTCBB) governed by the NASD. Our common stock trades under the symbol “CSUA” since approximately April 2002. The quotations listed below reflect interim dealer prices without retail mark-up mark-down or commission and may not represent actual transactions. Trading of our stock has been minimal with limited or sporadic quotations and therefore we believe there is no established public market for the common stock.

     The following table sets forth the high and low bid quotations per share of the Company’s registered securities for each quarter during the last two fiscal years, as reported by the OTCBB.

	Common Shares
	High	Low
Year Ended December 31, 2004:
Quarter Ended March 31, 2004	$ 5.75	$0.19
Quarter Ended June 30, 2004	$ 3.00	$1.37
Quarter Ended September 30, 2004	$ 1.55	$0.47
Quarter Ended December 31, 2004	$ 0.80	$0.20

Year Ended December 31, 2003:

Quarter Ended March 31, 2003	$ 9.60	$2.22
Quarter Ended June 30, 2003	$ 9.00	$4.40
Quarter Ended September 30, 2003	$ 6.60	$4.42
Quarter Ended December 31, 2003	$13.60	$4.00

     As of December 31, 2004, there were approximately 493 stockholders of record of our common stock. The transfer agent for our Common Stock is Continental Stock Transfer and Trust Company.

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

     During the three months ended June 30, 2004, the Company planned to issue $4,444,000 shares of common stock in conjunction with a $5,000,000 stock subscription and 1,103,000 shares common stock in conjunction with the conversion of $1,450,600 in Bridge Notes. Only 115,000 of the 1,103,000 shares of common stock were issued. The Company decided not to pursue the stock subscription and entered into a Convertible Promissory Note with Club Vista Holdings, Inc. for $5,000,000, which was converted to 5,000,000 shares of Preferred Stock, on August 20, 2004.

     On May 21, 2004, the Company filed a Form S-8 to register 750,000 shares of its common stock at ann offering price of $2.20 per share. Currently all of the shareshave been issued under this plan.

     On July 1, 2004, the Company entered into an agreement to purchase 1.5 million of senior preferred stock of Ocean West for an aggregate purchase price of $1,500,000. On September 1,

2004, the Company committed to purchase an additional 750,000 senior preferred shares for an aggregate purchase price of $750,000. Since the offer and sale of the Shares have not been registered under the Securities Act in reliance upon Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated there under, the Purchaser will offer or resell the Shares only in compliance with the provisions of all applicable Federal and state securities laws and regulations. The Purchaser will offer or resell such Shares only if such Shares are registered under the Securities Act or an exemption from such registration is available. Unless the Shares that are the subject of such offer or sale are registered under the Securities Act or an exemption from registration is available (in which latter case the Company shall have received an opinion of counsel, in form and substance reasonably satisfactory to the Company, to such effect), the Company shall not permit the transfer of the Shares.

     On July 15, 2004 the Company exchanged 622,388 shares of its common stock to Ocean West for 4,921,930 shares of its common stock (the “Transfer”). The consideration was based on the average monthly trading prices of each Company’s shares for the month of June 2004. The transfer results in the Company having majority control 84.9% of the outstanding common stock of Ocean West. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Management’s Discussion and Analysis or Plan of Operations

     This section should be read in conjunction with Item 7. Financial Statements.

Forward-Looking Statements

     Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any

Item 6. Management’s Discussion and Analysis or Plan of Operations (continued)

future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements. We cannot assure that we will be able to anticipate or respond timely to the changes that could adversely affect our operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our securities.

Critical Accounting Policies

     As set forth in greater detail in the Footnote (1) to Consumer Direct’s financial statements “Summary of Significant Accounting Policies”, the Company recognizes revenue upon sale of a loan when the documents are shipped to the independent investors, and all rights have passed and the Company has become obligated to convey the loan, thereby isolating the transferred assets from the Company and fulfilling all criteria of SFAS No. 140. If these criteria were not met, then revenue recognition would be delayed until the proceeds were subsequently received from the investors, typically within the following month.

     Pursuant to SFAS No. 91, the Company capitalizes its loan origination costs, including an amount of its payroll and related costs which are directly attributable to the credit origination process. The measurement of such capitalizable costs requires the use of some judgments by management, as to the portion of such costs associated with credit origination and with other activities.

     Disclosure, pursuant to SFAS No. 107, is required of the fair value of financial instruments. However, since most of the Company’s financial instruments turn over within a very short time period, management discloses that the net book value approximates fair value at the balance sheet date.

   New Accounting Pronouncements

     In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement No. 146 is different from EITF Issue No. 94-3 in that Statement No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity only when the liability is incurred, that is when it meets the definition of a liability in the FASB’s conceptual framework. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of Statement No. 146 can be expected to impact the timing of liability recognition associated with any future exit activities.

Item 6. Management’s Discussion and Analysis or Plan of Operations (continued)

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The Company was required to adopt FIN 45 on December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Results of Operations

     The Company is a direct-to-consumer mortgage banker/broker whose revenues are derived primarily from the origination commissions earned on the closing of mortgage and home equity loans that it sells.

     Real estate purchase transactions and therefore the mortgage banking industry are subject to seasonal trends. These trends generally reflect nationwide home sale patterns. Such sale typically peaks in the in the spring and summer months while declining in late fall and winter months. However the refinance segment of the industry is less seasonal, changing instead as interest rates rise and fall.

     During the fiscal year ended December 31, 2004, we made 6,435 loans with an aggregate dollar value of approximately $1,136,727,000 compared to 3,684 loans with an aggregate dollar value of approximately $626,285,000 for the year ended December 31, 2003. This represents an increase in the number of loans of 2,751 per year or 74.6% growth. The closed loan volume also increased by $510,442,000 or 81.5% growth. Most of the loans originated were in principal amounts averaging $178,000.

     Consolidated revenues from origination, sale of loans and fee revenue generated by contract services increased during the fiscal year ended December 31, 2004 to 7.1% or $667,000 from the year ending December 31, 2003. The increase is primarily due to the increase in loan originations resulting from the acquisition of Ocean West in July 2004, which added $2.5 million to revenues for the six month period of July 1, 2004 through December 31, 2004, and was offset by a decrease in revenues of $1.8 million from the remainder of operations.

Item 6. Management’s Discussion and Analysis or Plan of Operations (continued)

     Selling, general and administrative expenses increased 43% or $4.6 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase is primarily due to $3.5 million in expenses from the acquisition of Ocean West, of which $1.6 million is related to salary, wages and payroll taxes and $1.1 million was made up of the costs associated with consolidation and relocation of the mortgage banking operations to CDA’s Las Vegas headquarters. Selling, general and administrative expenses increased 25.7% or $2.2 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase is primarily due to $1.6 million relating to commissions, salary, wages and payroll taxes and $610,00 relating to rent, advertising services, fees for professional services, insurance and office expenses.

     Depreciation and amortization decreased 6,779 or 1.1% for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Depreciation and amortization increased 5,880 or 1% for the year ended December 31, 2003 as compared to the year ended December 31, 2002.

     Interest expense increased 513,716 to 541,436 for the year ended December 31, 2004 as compared to 27,720 for the year ended December 31, 2003. The increase is related to the Company’s increase in borrowings for acquisition and working capital needs.

     Consumer Direct had loss from operations of $5.8 million for the year ended December 31, 2004 compared to loss of $1.9 for the year ended December 31, 2003. We had a net loss of $5.9 million for the year ended December 31, 2004 , net loss of $1.9 for the year ended December 31, 2003 and a net loss of $2.2 million for the year ended December 31, 2002. The primary reason for the loss was the costs associated with the consolidation of the Company’s operations , according to its business plan, and by eliminating non profitable units and restructuring the Company’s base of operations to eliminate certain costs to outsourcing.

	Consumer Direct	Ocean West	Consolidated
Revenues	$7,593,258	$2,467,352	$10,060,878
Expenses:
Selling & general administrative	11,767,300	3,443,332	15,210,632
Depreciation expense	556,757	29,501	586,256
Interest expense	541,436	—	541,436
Dividends on preferred shares	—	74,559	74,559
Other	(469,856)	—	(469,856)

Total expenses	12,395,637	3,547,392	15,943,029

Net loss from operations	(4,802,111)	(1,080,040)	(5,882,152)
Provision (benefit) for income taxes	—	19,450	19,450

Net loss	$(4,802,111)	$(1,099,490)	$(5,901,602)

Liquidity and Capital Resources

     Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. If our loan volume increases too rapidly, the increase could have a severe impact on our liquidity. Our warehouse credit facilities limit the amount that may be advanced on each loan funded. Therefore, cash must be used to fund the additional dollars needed to close escrow. The revenue is not recognized until the loan is sold. Thus, it is crucial that we closely monitor loan volume.

      Since inception through December 31, 2004, the Company has suffered recurring losses from operations; we have incurred aggregate net losses of $13,545,376. This raises substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph on our independent auditors’ report on the December 31, 2004 consolidated financial statements, which are included with this annual report.

      Net cash used for operating activities for the year ended December 31, 2004 was $22.0 compared to net cash provided by operating activities for the year ended December 31, 2003 of $1.5. The primary sources of cash used for the year ended December 31, 2004 was from a increase in accounts receivable of $10.6 million and $144,000, respectively, an increase in other current assets of $3.8 million offset by the Company’s net loss for the year ended December 31, 2004. As investors purchase loans, the amounts advanced for such loans through the warehouse line of credit are paid. At that time, the receivables are cleared and the cash deposited in our operating account. These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.

      Net cash used in investing activities during the year ended December 31, 2004 was $205,352, which was primarily used to purchase property and equipment. Net cash used in investing activities during the year ended December 31, 2003 was $271,878, which was primarily used to purchase property and equipment.

      Net cash provided by financing activities for the year ended December 31, 2004 was $21.9 million, consisting primarily of proceeds of line of credit, preferred stock and an increase in additional paid in capital of $12.0 million, $5.0 million and $2.3 million. Net cash used for financing activities for the year ended December 31, 2003 was $1.6 million consisting primarily of proceeds of long term debt.

     Based on dollar volume, during the year ended December 31, 2004 we funded approximately 21.48% of our loans through our warehouse credit facilities. Loans that are closed using our credit facilities are funded through short term borrowing on our warehouse lines of credit. We pay interest on funds advanced under the warehouse lines of credit at a pre- negotiated rate. The interest rate at which we borrow is variable in nature and typically averages between 4.5% and 6.93% per annum. The average time between funding a mortgage and the receipt of proceeds from the sale of the mortgage was approximately fifteen days during the year ended December 31, 2004.

     Our ability to finance and purchase mortgage loans depends on our ability to secure warehouse lines of credit with acceptable terms. We have funded the majority of our loans through Provident Bank. The outstanding balance on the Provident BankS line of credit is being paid off as the loans securing the lines are sold. As of December 31, 2004 and December 31, 2003 the outstanding balance with Provident Bank was $8,214,512 and $0, respectively. The line bears interest at Libor plus 4.43%

     The lending limit on the line of credit through PCFS is currently $8,000,000 and the Warehouse One lending limit is $5,000,000. At December 31, 2004 the interest rate charged on our warehousing lines of credit with Provident Bank and Warehouse One were approximately 6.93% and 5.5%, respectively. The loan agreement governing the terms of the Provident Bank line of credit contains a restrictive covenant relating to tangible net worth. Currently, the Company is in compliance with its lender. Should we not comply with the restrictive covenants, there is the possibility that we may lose the credit facility at any time, which would cause a negative impact on the way we do business and a material adverse effect on our results of operations and financial condition.

     Management currently believes that cash flows from operations will be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2005. So long as there are no material adverse changes to the terms or availability of our warehouse lines of credit, we believe we can meet our liquidity and capital needs at current production levels at least through fiscal 2005. However we are currently exploring possible liquidity sources either through additional borrowings or potential capital partners to enable us to increase our loan production and expansion. Future offerings are possible, although we do not currently have any specific offering plans. In the event we are required to raise additional equity financing, there can be no assurance that any such equity financing will be available on acceptable terms. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any equity financing could result in dilution to existing stockholders.

Interest Rate Risks

     The uncertainty, which potentially has the single largest effect on the results of operations of the Company, is interest rate trends. Trends in interest rates are not only important to the refinance business, but are also very important in the purchase market as well. As interest rates rise, more individuals are eliminated as potential borrowers. The reason for this is simple — as interest rates get higher, so do the mortgage payments. Higher payments mean fewer people have the ability to qualify for loans. Historically, a rising interest rate market is more difficult for mortgage bankers like us to deal with than for banks. The reason for this is that banks tend to have an advantage in an adjustable rate market, because banks have the ability to hold loans and, therefore, can be more creative in designing adjustable rate loans to fit the borrower’s needs. Mortgage bankers are limited to loan products that can be sold in the secondary market or securitized. These programs have become more competitive in recent years, but banks still retain a competitive advantage.

     Inflation has an impact on us because it typically has an impact on interest rates. As the threat of inflation becomes more of a concern, interest rates tend to rise. This result is based upon the perception that the Federal Reserve Bank will revise short-term interest rates to keep inflation in check. This concern ultimately affects interest rates.

     The primary market risks that we face are interest rate risks. Interest rate movements affect the interest expense on our warehouse lines of credit, the interest income earned on loans held for sale, the value of mortgages held for sale and the ultimate gain recognized on mortgage loans which are sold. In a high interest rate environment, borrower demands for mortgage loans, especially refinancing of existing mortgages, decline. Higher interest rates may also adversely affect the volume of mortgage loans. In a low interest rate market, typically one in which the interest rates have declined sufficiently to make refinancing for lower rates economical, we may incur early pay-off penalties when significant number of loans we originate are refinanced within the first six months of the loan being sold to an investor.

     We protect against interest rate risks to the extent we can by pre-selling most loans to investors prior to funding, locking in rates and returns. The method of locking in rates and returns varies from investor to investor. Some investors will commit to rates by telephone while others require written commitments via facsimile or e-mail. The investor responds with a commitment or trade number upon confirmation. At that point, the rate and purchase price for that loan are guaranteed for a definite period of time. We have the option with most investors to lock in rates for either a best efforts or mandatory delivery. A mandatory delivery brings the best price, typically 1/4 of 1% higher, but requires us to deliver the loan within the committed time frame. If we do not meet the deadline, we may have to pay a penalty, usually ranging from $300 to $1,000. The lock period that we give to the broker/borrower is typically a minimum of five days before the loan package needs to be delivered to the investor. The loan must be in “fundable” form when it is delivered to the investor. This means that both the credit and the collateral packages must be complete. If this is not the case, which happens rarely, the investor may re-price the loan. In such event, if the market has deteriorated, we have some interest rate risk.

     We also monitor and work to match the interest rates we charge on our loans to the interest rates on the warehouse line of credit used to fund the loan. Since the time period that the financing for any one loan is outstanding is short, typically ten to fifteen business days, the risk of a negative interest rate gap continuing for an extended period time is lessened. Upon sale of the loan, the interest rate risk shifts to the investor. In the past, management has at times used hedging strategies to lessen the risks arising out of rising and falling interest rates, but is not currently using hedging strategies due to the complexities involved in hedging and personnel needed to properly manage it.

Risk Factors Relating to Our Business and Our Industry

     Some of the more prominent known risks and uncertainties of our business are set forth below. However, this section does not discuss all possible risks and uncertainties to which we are subject, nor can it be assumed that there are not other risks and uncertainties which may be more significant.

•	the Company has suffered recurring losses from operations, has an accumulated deficit as of December 31, 2004, that raise substantial doubt about the Company’s ability to continue as a going concern;

•	the Company’s dependence on its warehouse lines of credit.

•	the Company’s need for additional funding sources so that its ability to originate and fund loans is not impaired; and

•	the Company’s ability to compete with banks and other mortgage lenders that are significantly larger.

If we are unable to maintain adequate funding sources, our ability to originate and fund loans will be impaired. Our ability to originate and purchase mortgage loans depends to a large extent upon our ability to secure financing upon acceptable terms to fund and hold the mortgage loans until sold. We currently fund all but a few of the mortgage loans we purchase and originate through credit facilities with commercial banks and financial institutions collateralized by loan purchase agreements. On rare occasions, we fund loans out of cash flow without using our credit facilities. These agreements are generally terminable at will by either party and must be renewed each year. Our borrowings are in turn repaid with proceeds received when mortgage loans are sold. We currently rely on Provident Bank, Warehouse One and a Private Warehouse line to provide our primary credit facilities for our loan originations and purchases. Any failure to renew or obtain adequate funding under our financing facilities or other financing arrangements, or any substantial reduction in the size of or increase in the cost of such facilities, could have a material adverse effect on our business, results of operations and financial condition. To the extent we are not successful in maintaining or replacing existing financing, we may have to curtail our mortgage loan origination and purchase activities, which could have a material adverse effect on our operations and financial condition.

In the past, we have also funded operations through the issuance of our preferred stock. In the event we are required to raise additional equity financing, there can be no assurance that any such equity financing will be available on acceptable terms. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any equity financing could result in dilution to existing stockholders.

General economic conditions may adversely affect our business. Economic conditions affect the overall level of activity in the mortgage business. The decision to buy, sell or refinance a residence is affected by such economic conditions as the overall growth or decline of the economy, the level of consumer confidence, real estate values, interest rates and investment returns expected by the financial community. These conditions can affect the number and size of mortgage loans of the types we typically originate and make these mortgage loans less attractive to borrowers or to investors in the mortgages. In addition, a decline in real estate values will have an adverse effect on the loan-to-value ratios for the related mortgage loans, weakening the collateral coverage and resulting in greater exposure in the event of a default. This greater exposure to default could make it more difficult for us to obtain interim financing for mortgage loans we originate or purchase or decrease the availability of purchasers of such mortgage loans.

We are likely to originate and sell fewer mortgage loans if interest rates rise. In periods of rising interest rates, historically the demand for mortgage loans has declined which could result in lower revenues for us. The refinancing segment of the mortgage business is usually the first segment affected. The reason is that as interest rates rise, the costs of refinancing outweigh any interest rate saving eliminating those who are refinancing solely to reduce their interest rate. For the year ended December 31, 2004, refinance loans made up approximately 60% in total dollar volume of our loans. Rising interest rates also affect the purchase segment of the mortgage business. As interest rates increase, payment amounts rise decreasing the number of potential borrowers who feel they can afford the payments and who qualify for the mortgages.

Interest rate fluctuations can affect the profitability of our mortgage loans. Changes in interest rates can affect the volume, net interest income and sale of mortgage loans originated and purchased by us. When we purchase or originate a loan, we usually have a commitment from a third party to purchase that loan. Generally, we fund the loan using borrowings from our lines of credit that are limited to specific uses and are known as warehouse lines of credit. The warehouse line of credit is repaid upon the sale of the warehoused loans. Before we sell the mortgage loan, we are entitled to receive interest income on the loan from the borrower and we simultaneously pay interest expense to the institution providing the warehouse line of credit. The interest rate we receive during this period and the interest rate we pay are usually different. The profitability of the loan is affected by this difference and fluctuations in interest rates before the mortgage loan is sold. Although we generally have a commitment to sell the mortgage loan before we commit to fund the mortgage loan, there are situations in which we bear a risk of changes in interest rates prior to the mortgage loan being sold. In particular, if interest rates increase during the time before we sell an uncommitted mortgage loan but after we have funded the mortgage loan, we could be required to sell the principal of the mortgage loan for less than we funded, thereby decreasing the mortgage loan’s profitability or incurring a loss on the mortgage loan’s sale.

Payments for mortgage loan servicing rights may be less in times of stable or declining interest rates. The prices we receive upon the sale of mortgage loans and servicing rights depend upon a number of factors, including the general supply of and demand for mortgage servicing rights, as well as prepayment and delinquency rates on the portfolios of mortgage servicing rights being sold. Interest rate changes can also affect the profitability of the sale of mortgage loan servicing rights to a third party. Purchasers of mortgage loan servicing rights analyze a variety of factors to determine the purchase price they are willing to pay, including the prepayment sensitivity of servicing rights. Because of the increased likelihood of prepayment of loans in periods of declining interest rates, the price of mortgage loan servicing rights related to higher rate mortgage loans may be less than in times of stable or increasing interest rates, which could adversely affect our operations and financial condition.

We do not have significant servicing rights income to offset some of the effect of an economic downturn. Mortgage companies often offset some of the effects of an economic downturn caused by high interest rates through fees received for servicing mortgages. Currently, mortgage servicers receive a minimum of one quarter of one percent of the outstanding mortgage loan balance per annum for services rendered and consequently have a continuing revenue stream during periods when the volume of new originations slows. However, we sell the servicing rights on more than 99% of the mortgage loans we originate or purchase. Because we are not servicing a large portfolio of mortgage loans, we must rely upon the generation or purchase of mortgage loans for revenues. This makes us more vulnerable to changes in the economic cycle and general economic health in the geographic area or areas in which we operate.

We depend in part on wholesale brokers that are not under our control to generate loans. If we are not successful in maintaining or expanding our broker network, our loan volume and therefore our revenues could decline significantly. During the year ended December 31, 2004, wholesale brokers originated approximately 10% of the mortgage loans closed or purchased by us based on total dollar value. Our employees originated the remainder of our loans. None of these brokers are contractually obligated to do business with us and, in fact, the brokers also have relationships with our competitors who actively compete with us in efforts to expand broker relationships.

We must depend on brokers to be accurate in their representations regarding compliance and loan quality and may incur losses if representations are inaccurate. In addition to depending on brokers to generate mortgage loans, we depend on brokers to be accurate in their representations and warranties regarding compliance with regulations and the quality of the loans to be funded.

We depend on programs that purchase and guarantee loans. Generally, the institutional investors that purchase mortgage loans that we originate generate funds by selling mortgage-backed securities. This funding mechanism is largely dependent upon the continuation of programs administered by national government-sponsored mortgage entities, such as Freddie Mac, Fannie Mae and Ginnie Mae, which provide the context for, and facilitate the issuance of, such securities. We also sell a small portion of our loans, less than 1% directly to Fannie Mae. Although we are not aware of any proposed changes in these programs, the discontinuation of, or a significant reduction in, the operations of such programs could have a material adverse effect on our operations. In addition, the sponsor may change the mortgage loan products eligible for these programs from time to time. Changes could affect the profitability of specific types of mortgage loan products by changing the administrative costs of purchasing or originating the mortgage loans or other aspects of the programs.

Our competitors in the mortgage banking industry are often larger making it more difficult for us to compete successfully. We face strong competition in originating, purchasing and selling mortgage loans and related mortgage servicing rights. Our competition is principally from savings and loan associations, other mortgage companies, and commercial banks and, to a lesser degree, credit unions and insurance companies, depending upon the type of mortgage loan product offered. We compete with these entities by striving to provide timely service to mortgage brokers and borrowers and develop competitive products. Many of these institutions have greater financial resources than we do and maintain a significant number of branch offices in the areas in which we conduct operations. Increased competition for mortgage loans from other lenders may result in a decrease in the volume of mortgage loans that we are able to originate and purchase. If we are unable to compete effectively, our operations and financial condition could be materially and adversely affected.

Real property with environmental problems securing our loans may cause us to incur liability. In the course of our business, we sometimes acquire residential real estate that served as collateral for loans that are in default. It is possible that hazardous substances or waste, contaminants or pollutants could be present on such properties and not discovered until after we have taken possession. In such event, we might be required to remove such substances from the affected properties at our expense. The cost of such removal could substantially exceed the value of the affected properties or the loans secured by such properties. There can be no assurance that we would have adequate remedies against the prior owners or other responsible parties, or that we would not find it difficult or impossible to sell the affected real properties either prior to or following such removal. These costs could have a material adverse effect on our operations and financial condition.

Most of our assets are pledged to secure debt leaving few if any assets that might be distributed to shareholders in liquidation. Due to our financing needs, with the occasional exception of loans funded by us, all of our mortgage assets will be used to secure purchase agreements, bank borrowings or other credit arrangements for at least the near future. We hope to be able to fund more loans ourselves at some point in the future, but may never be able to do so on a significant scale. At most times, our debt under the line of credit is approximately equal to the value of our mortgage loan assets. Therefore, such mortgage assets would not be distributed to stockholders in the event of liquidation, except to the extent that the market value of the assets exceeds amounts due our creditors. The market value of the mortgage assets will fluctuate as a result of market factors such as interest rates and prepayment rates as well as the supply of, and demand for, such mortgage assets. In the event of the bankruptcy of a counter-party with whom we have an agreement, we might experience difficulty recovering our pledged mortgage assets, which may adversely affect our operations and financial condition.

We could be required to sell mortgage assets under adverse market conditions. If we are not able to renew or replace credit facilities as they come up for renewal, we could be required to sell mortgage assets under adverse market conditions and, as a result, could incur permanent capital losses. A sharp rise in interest rates or increasing market concern about the value or liquidity of mortgage assets in which we have a significant investment will reduce the market value of the mortgage assets, which would likely cause lenders to require additional collateral. A number of such factors in combination may cause difficulties for us including a possible liquidation of a major portion of our mortgage assets at disadvantageous prices with consequent losses, which would have a material adverse effect on our financial status and could render us insolvent. Additionally, although we intend generally to sell our mortgage assets within ninety days or less of generation or purchase because such assets will be pledged under financing agreements, our ability to sell mortgage assets to obtain cash will be greatly limited. Our inability to sell such assets could have a material adverse effect on our operations and financial condition.

We may need additional equity financing, which may or may not be available, to expand our business and to reduce our interest costs. Our primary operating cash requirement is the funding or payment of interest expense incurred on borrowings. We also must fund general operating and administrative expenses and from time to time capital expenditures. We currently fund these cash requirements primarily through our lines of credit and the sale of loans. Our current plan is to decrease our reliance on the lines of credit and increase the volume of loan sales. Our ability to implement this business strategy will depend upon our ability to increase stockholders’ equity thereby establishing a reserve, which may be used to fund loans. There can be no assurance that we will be able to raise additional equity on favorable terms. We cannot presently estimate the amount and timing of additional equity financing requirements because such requirements are tied to, among other things, our growth. If we were unable to raise such additional capital, our ability to expand and our results of operations and financial condition could be adversely affected.

Defaults in mortgage loans or characteristics of property securing the mortgages may adversely affect our ability to sustain the volume of mortgages. We fund mortgage loans by drawing on our line of credit, then as soon as possible and typically within fifteen days, sell the loan in the secondary market. We use the proceeds of the sale of a loan to repay the amount borrowed to fund that loan. Thus, the composition of mortgage loans we hold changes from day to day. There are also loans that for one reason or another we do not sell, but hold. This is rare, but does happen from time to time. During the time we hold any mortgage loans, we are subject to increased credit risks, including risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance, such as those occurring from earthquakes or floods. In the event of a default on any mortgage loan we hold, we will bear the risk of loss of principal to the extent that the value of the secured property and any payments from an insurer or guarantor are less than the amount owed on the mortgage loan and the costs of realizing on the collateral. Any loans in default will also cease to be eligible collateral for our borrowings, which means we will have to finance the loan out of other funds until it is ultimately liquidated. Although we intend to establish reserves in amounts we believe are adequate to cover these risks, there can be no assurance that any such reserves will be sufficient to offset losses on mortgage loans in the future. Even assuming that properties securing mortgage loans we hold provide adequate security for such mortgage loans, there will likely be delays, which could be substantial, in prosecuting foreclosures. State and local statutes and rules may delay or prevent foreclosure on, or sale of, the mortgaged property and may limit revenues in which case proceeds we receive may not be sufficient to repay all amounts due on the related mortgage loan. Some properties that collateralize our mortgage loans may have unique characteristics or may be subject to seasonal factors that could materially prolong the time period required to resell the property.

Real estate is illiquid and its value is dependent on conditions beyond our control. The fair market value of the real property underlying any mortgage we acquire may decrease. The value is largely dependent on factors beyond our control and may be affected by adverse changes in national or local economic conditions. The value may also be affected by the need to comply with environmental laws or the ongoing need for capital improvements, particularly in older structures. National disasters could result in unusual loss, as could adverse changes in zoning laws and other factors that are beyond our control.

We are liable for representations and warranties made to purchasers and insurers. In the ordinary course of business, we make representations and warranties to the purchasers and insurers of mortgage loans and the related mortgage servicing rights regarding compliance with laws, regulations and program standards. In broker-generated loans, we generally receive similar representations and warranties from the brokers from whom we purchase the loans. If any of these representations and warranties is inaccurate, we may be required to repurchase the corresponding mortgage loans and/or may be liable for damages. In some cases, a portion of the costs of a repurchase are covered by our errors and omissions insurance. Some or all of the costs are also often recovered upon the sale of the collateral for the loan or by ultimate repayment. There can be no assurances that we will not experience greater losses in the future.

Mortgage loans are subject to significant government regulation. Federal, state and local governmental authorities regulate our activities as a lender. The Truth in Lending Act, and Regulation Z promulgated there under, mandate that mortgage lenders meet requirements designed to provide consumers with uniform, understandable information on the terms and conditions of mortgage loans and credit transactions. The Equal Credit Opportunity Act prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status, among other restrictions and requirements. In instances in which the applicant is denied credit, or the rate or charge for a mortgage loan increases as a result of information obtained from a consumer credit agency, the Fair Credit Reporting Act of 1970 requires the lender to supply the applicant with a name and address of the reporting agency. The Real Estate Settlement Procedures Act and the Debt Collection Practices Act require us to file an annual report with HUD. If we fail to comply with any of these regulations, we could be prohibited from engaging in operations which would have a material adverse effect on our results of operations and financial condition.

We have issued and may issue additional Preferred Shares which have preferences over common shares. Our Certificate of Incorporation authorizes the issuance of Preferred Shares with designations, rights and preferences as determined from time to time by its Board of Directors. Currently, there are 5,000,000 Preferred Shares of the Company outstanding. The Board of Directors is empowered, without shareholder approval, to issue additional series of Preferred Shares with dividends, liquidation, conversion, voting or other rights that could adversely affect the rights of the holders of common shares. The voting rights of any Preferred Shares, however, are limited by the Certificate of Incorporation and cannot exceed the voting rights of any common shares. The issuance of preferred shares can be used as a method of discouraging, delaying or preventing a change of control of the Company.

We currently do not meet certain corporate governance requirements imposed by the Sarbanes-Oxley Act and are not eligible to have our shares listed on NASDAQ, AMEX or the NYSE. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals at Enron and WorldCom. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (“SEC”), under the Securities Exchange Act of 1934 (“Exchange Act”). The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules. Of the new requirements imposed by the Sarbanes-Oxley Act, among others, we currently have no “independent directors” on our board of directors, no audit committee, compensation committee nor nomination committee and we do not have any independent “financial experts” on our board of directors. As a result, we currently would not be eligible to have our shares listed on the NASDAQ, AMEX or NYSE, even if we were to meet the other listing requirements of such self-regulatory organizations. This may have the effect of depressing the prevailing market price of our common shares on the OTC Bulletin Board.

Item 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Consumer Direct of America
Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Consumer Direct of America (a Corporation), as of December 31, 2003 and 2002, and the related consolidated statements of income and accumulated deficit, statements of changes in stockholders’ equity, and consolidated statements of cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumer Direct of America as of December 31, 2003, and the result of its operations, accumulated deficit, and its cash flows for the period ended December 31, 2003, in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $5,412,422 as of December 31, 2003, which raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Chavez & Koch, CPA’s

April 14, 2004
Henderson, Nevada

CONSUMER DIRECT OF AMERICA
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$66,365	$2,589
Accounts receivable	11,243,079	611,507
Prepaid and other current assets	3,417,423	—

Total current assets	14,726,687	614,096

Property and equipment, net	755,804	1,560,567

Other assets:
Notes receivable	30,875	30,875
Goodwill	3,845,939	1,871,361
Other assets	483,569	81,049

Total other assets	4,360,383	1,983,285

Total assets	$19,843,054	$4,157,948

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,640,150	$1,298,451
Bridge notes payable	—	295,600
Interest payable	52,683	16,414
Notes payable, net of deferred interest	857,126	58,500
Notes payable – related party	150,000	—
Line of Credit	12,511,629	29,669

Total current liabilities	15,211,588	1,698,634

Long-term liabilities:
Long term debt, net of current portion	1,702,100	—

Total long- term liabilities	1,702,100	—

Total liabilities	16,688,688	1,698,634

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 and 60,000,000
shares authorized, 7,307,000 and 3,392,000 shares issued and
outstanding at December 31, 2004 and December 31, 2003, respectively	7,307	3,392
Preferred Stock, $1 par value, 15,000,000 shares authorized,
5,000,000 and -0- shares issued and outstanding at
December 31, 2004 and December 31, 2003, respectively	5,000,000	—
Additional paid-in capital – Common stock	11,309,163	9,386,544
Minority shareholder interest	(269,828)	—
Treasury stock	(271,900)	—
Accumulated deficit	(12,845,376)	(6,930,622)

Total stockholders’ equity	2,929,366	2,459,314

Total liabilities and stockholders’ equity	$19,843,054	$4,157,948

See accompanying independent auditors’ reports and notes to Consolidated Financial Statements.

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Revenues
Loan origination	$10,040,251	$8,744,891
Marketing revenues and commissions	—	648,539
Rental income	—	850
Other income	20,627	—

Total revenue	10,060,878	9,394,280

Expenses
Selling, general and administrative	15,210,632	10,636,633
Depreciation expense	586,258	593,037

Total expenses	15,796,890	11,229,670

(Loss) income from operations	(5,736,012)	(1,835,390)

Other (expense) income
Interest income	—	11,465
Interest expense	(541,436)	(9,022)
Dividends on preferred shares	(74,559)	—
Other expenses	469,856	(30,183)

Total other (expense) income	(146,139)	(27,720)

Net (loss) income before provision for income taxes	(5,882,151)	(1,863,110)

Provision (benefit) for income taxes	19,450	—

Net (loss) income	$(5,901,601)	$(1,863,110)

Accumulated deficit, beginning of period	(5,412,422)	(3,549,312)
Prior period adjustment	(1,531,353)	—
Accumulated deficit, end of period	(12,845,376)	(5,412,422)
Net (loss) per common share, basic and diluted	$(0.81)	$(0.55)

Weighted average number of common shares outstanding, basic and diluted	7,307,000	3,392,000

See accompanying independent auditors’ reports and notes to Consolidated Financial Statements.

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Cash flows from operating activities:
Net (loss)	$(5,901,601)	$(1,863,110)

Adjustments to reconcile net (loss) to net cash (used) by operations:
Depreciation	586,258	593,037
Extraordinary gain from settlement of lawsuit
(Increase) decrease in accounts receivable	(10,631,572)	(144,433)
(Increase) decrease in prepaid expenses		8,722
(Increase) decrease in other assets	(3,819,943)	(39,729)
(Increase) decrease in goodwill	(1,974,578)	—
Increase (decrease) in accounts payable and accrued expenses	341,699	(13,664)
Increase (decrease) in accrued interest	36,269	4,120

Net cash used in operating activities	(21,363,468)	(1,455,007)

Cash flows from investing activities:
Purchase of fixed assets	205,352	(271,878)

Net cash used in investing activities	205,352	(271,878)

Cash flows from financing activities:
Issuance of preferred stock	5,000,000	—
Net proceeds (repayments) in long term debt	2,500,726	950,897
Issuance of common stock	3,915	224
Proceeds from issuance of common stock	—	—
Increase in additional paid-in capital	1,652,791	551,487
Net proceeds (repayments) from line of credit	12,481,960	—
Purchase of treasury stock	(271,900)	—

Proceeds from issuance of bridge notes	(295,600)	295,600

Net cash provided by financing activities	21,221,892	1,569,990

Net increase (decrease) in cash and cash equivalents	63,776	(156,895)

Cash and cash equivalents, beginning of period	2,589	159,484

Cash and cash equivalents, end of period	$66,365	$2,589

Supplemental disclosure of cash flow information

Interest paid	$—	$—

See accompanying independent auditors’ reports and notes to Consolidated Financial Statements.

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

					Minority				Total
	Common Stock		Preferred Stock		Shareholder	Treasury	Additional Paid	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Interest	Stock	In Capital	Deficit	Equity
Balance 12/31/2002	34,441,599	$34,442	—	$—	$—	$—	$5,547,687	$(3,549,312)	$2,032,817
Issued for conversion of bridge note
March 31, 2003	23,283,000	23,283					920,865		944,148
Issued for Assets 5/1/2003	500,000	500					149,500		150,000
Issued for Cash 7/28/2003	25,000	25					2,475		2,500
Issued for conversion of bridge note
October 1, 2003	352,000	352					63,648		64,000
Issued for purchase of ProMortgage
November 30, 2003	3,000,000	3,000					758,210		761,210
Issued for conversion of bridge note December 31, 2003	169,000	169					17,580		17,749
Donated Capital 12/31/2003							350,000		350,000
Net loss 12/31/2003								(1,863,110)	(1,863,110)
Balance 12/31/2003	61,770,599	$61,771	—	$—	$—	$—	$7,809,965	$(5,412,422)	$2,459,314
1 for 20 reverse stock split
2/10/2004	(58,682,069)
Balance 2/10/2004 Adj Stock Split	3,088,530	$3,088				$—	$7,809,965		$7,813,053
Treasury Stock Purchased 3/31/2004						(556,600)	58,683		(497,917)
Net Loss for Quarter Ended 3/31/2004								(771,409)	(771,409)
Balance 3/31/2004	3,088,530	$3,088				$(556,600)	$7,868,648	$(6,183,831)	$1,131,305
Net Loss for Quarter Ended 6/30/2004							—	(730,519)	(730,519)
	5,547,000	5,547					6,445,053		6,450,600
Balance 6/30/2004	8,635,530	$8,635	—	$—	$—	$(556,600)	$14,313,701	$(6,914,350)	$6,851,386
Reversal of Stock Issuance	(4,810,000)	$(4,810)					(5,046,988)		(5,051,798)
Preferred Stock Issuance			5,000,000	5,000,000					5,000,000
Minority Shareholder Interest					(269,866)				(269,866)
Net loss 9/30/2004								(1,676,371)	(1,676,371)
Balance 9/30/2004	3,825,530	$3,825	5,000,000	$5,000,000	$(269,866)	$(556,600)	$9,266,713	$(8,590,721)	$4,853,351
Prior period adjustment	304,711	305				—	1,517,461	1,523,555	3,041,321

The accompanying independent auditors’ report and the notes to financial statements should be read in conjunction with this Statement of Changes in Stockholders’ Equity.

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

(1)	Summary of Significant Accounting Policies:

Basis of Presentation:

Consumer Direct of America (“CDA”) formerly known as Blue Star Coffee, Inc. is a Nevada corporation formed in July, 2000 to sell specialty coffee beans, brewed coffee and espresso-based beverages through company-owned and franchised retail locations. In February 2002, Blue Star, which was then in the development stage, acquired all of the outstanding stock of Consumer Capital Holdings, Inc. and Consumer Capital Holdings became a wholly owned subsidiary of Blue Star. After its acquisition of Consumer Capital Holdings, Blue Star changed its name to Consumer Direct of America. Consumer Direct of America (The “Company”) is a direct-to-consumer mortgage broker and banker with revenues derived primarily from origination commissions earned on the closing of first and second mortgages on single-family residences (“mortgage loans” and “home equity loans”).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $12,845,376 as of December 31, 2004, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that cash flows from operations will be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2005. The Company has sufficiently consolidated its costs that it believes it can sustain its operations from its own cash flow. Future offerings are possible, although the Company does not currently have any specific offering plans.

Nature of Business:

The Company is a direct-to-consumer mortgage broker and banker with revenues derived primarily from origination commissions earned on the closing of first and second mortgages on single-family residences (“mortgage loans” and “home equity loans”)

Principles of Consolidation:

The consolidated financial statements include the accounts of Consumer Direct and its wholly owned subsidiary, Pro Mortgage and the accounts of Ocean West Holding Corporation and Subsidiary of which the Company, on July 15, 2004, acquired 84.9% of the outstanding common stock through a stock exchange affected pursuant to a Purchase and Sale of Capital Stock Agreement. The minority shareholder interest of 15.1% of Ocean West Holding Corporation amounts to $269,828. All significant inter-company accounts and transactions have been eliminated.

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

Risks and Uncertainties:

The Company operates in a highly competitive industry that is subject to intense competition and potential government regulations. Significant changes in interest rates or the underlying economic condition of the United States or any specific region of the United States real estate market could have a materially adverse impact on the Company’s operations.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates made by the Company’s management include, but are not limited to, the realizability of mortgage loans held for sale, mortgage servicing rights and property held for sale, the collectibility of notes receivable, and the recoverability of property and equipment through future operating profits. Actual results could materially differ from those estimates.

Concentration of Credit Risk:

The Company maintains, at times, cash balances at certain financial institutions in excess of amounts insured by federal agencies. For the year ended December 31, 2004 and the year ended December 31, 2003; 4 buyers purchased 25%, 23%, 20% and 10% (December 31, 2004). The Company acquired Ocean West on July 1, 2004 and did not have any activity for 2003.

Cash and Cash Equivalents:

For the purpose of the statement of cash flows, the Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents.

Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty years. Depreciation expense related to property and equipment was $586,258 and $593,037 for the year ended December 31, 2004 and the year ended December 31, 2003. Maintenance and repairs are charged to operations when incurred. Major betterments and renewals are capitalized. Gains or losses are recognized upon sale or disposition of assets.

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

Long-Lived Assets:

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting For The Impairment or Disposal of Long-Lived Assets” which requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Pursuant to SFAS 144, management of the Company assesses the recoverability of property and equipment by determining whether the depreciation of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value (projected discounted cash flows) and is charged to operations in the period in which such impairment is determined by management. To date, management has not identified any impairment of property and equipment. There can be no assurance, however, that market conditions or demands for the Company’s services will not change which could result in future long-lived asset impairment.

Revenue and Cost Recognition:

Revenue from the sale of loans is recognized at the time the loans are sold or when the Company has shipped the loan file to independent investors consistent with the criteria established in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” At this point, all of the services required to be performed for such revenues have been completed. Loan origination costs and incremental direct costs are deferred and recognized over the term of the loan as an adjustment of the loan yield until the loan is sold. Incremental direct costs include credit reports, appraisal fees, document preparation fees, wire fees, tax and filing fees, funding fees and commissions. When the loan is sold and service is released, the unamortized loan origination costs and incremental direct selling costs are netted against the revenue and recorded to the statement of operations. Revenue from the servicing of loans is recognized as earned. Licensing revenues are recognized over the life of the license agreement.

Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders after reducing net income by preferred stock dividend, by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Common stock equivalents have not been included in the earnings per share computation for the years ended December 31, 2004 and December 31, 2003 as the amounts are anti-dilutive.

Advertising:

The Company expenses advertising costs as incurred. The advertising costs for the year

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

ended December 31, 2004 and the year ended December 31, 2003 were $61,420 and $42,119, respectively.

Income Taxes:

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Fair Value of Financial Instruments:

The Company has adopted SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. For certain of the Company’s financial instruments including cash, receivables, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

New Accounting Pronouncements:

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement No. 146 is different from EITF Issue No. 94-3 in that Statement No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity only when the liability is incurred, that is when it meets the definition of a liability in the FASB’s conceptual framework. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of Statement No. 146 can be expected to impact the timing of liability recognition associated with any future exit activities.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The Company was

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

required to adopt FIN 45 on December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Reclassifications:

Certain prior year balances have been reclassified to conform to current year presentation. Such classifications had no effect on net income.

(2)	Property and Equipment:

A summary is as follows:

	December 31,	December 31,
	2004	2003
Furniture fixtures, and equipment	$1,692,963	$1,876,335
Computer equipment	162,818	85,299
Software	89,066	818,440
Leasehold improvements	137,038	125,383
Automobiles	16,946	12,194

	2,098,831	1,237,785

Less accumulated depreciation and amortization	(1,343,027)	(1,357,084)

	$755,804	$1,560,567

(3)	Credit Facility and Joint Venture Agreement

On September 21, 2004 the Company entered into a term loan facility with Club Vista Holdings Inc., (“Club Vista”) pursuant to which a revolving line of credit arrangement for which $5,000,000 can be borrowed from time to time on a secured basis. Collateral shall be evidenced by an assignment of Borrowers interest in all mortgage notes for which funds have been advanced. Interest under the term loan facility will be determined and imposed in accordance with the respective cost of funds that Lender may incur. The maturity will be on a revolving basis for the incurrence of indebtedness for the period of one year. The funds advanced under this facility will be used exclusively as follows; to fund home loans and various costs, fees, expenses and other payments made in connection with the loans made by

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

the Borrower, to fund any fees relating to warehouse banking lines and for any such purposes specifically authorized by the Lender in writing. The net proceeds related to the term loan shall be divided 50/50 between the Company and Club Vista of which the Company shall maintain at all times a separate accounting for such transactions. As of December 31, 2004, the Company’s balance on this facility was $0 and the interest expense incurred under the facility was $0.

On September 14, 2004, the Company entered into a joint venture agreement with Club Vista to offer a product, home equity lines of credit or HELOC. The proceeds of such will be split 50/50 between both parties. The credit facility of this joint venture shall be contributed by Club Vista in the form of a mortgage warehouse credit facility for $10,000,000 to be collateralized by the Note and Deed of Trust on each and every loan transaction. Borrowings may only be used for the sole purpose of warehousing CDA loans. No interest shall be paid on the initial contributions to the capital of the joint venture. The joint venture may be dissolved at any time by agreement by both parties. As of December 31, 2004, the balance of the facility was $0.

Currently we fund loans through our warehouse lines of credit with Provident Consumer Financial Services and Warehouse One Acceptance Company IV, LLC. As of December 31, 2004 the outstanding balance with Provident Consumer Financial Services and Warehouse One was $8,214,512 and $424,634, respectively. The lending limit on the line of credit through Provident Consumer Financial Services is currently $8,000,000 and the Warehouse One lending limit is $5,000,000. We are currently in excess of the $8,000,000 limit imposed by Provident by $214,512. The loan agreement governing the terms of the Warehouse One line of credit contains a restrictive covenant relating to tangible net worth. Currently, the Company is in compliance with its lender under the new amended agreement.

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

(4)	Commitments and Contingencies:

Operating Leases

The Company leases its facilities under noncancellable operating leases that expire through the year 2007. These agreements generally provide that the Company pay operating costs such as taxes, insurance, and maintenance.

Future annual minimum payments under operating leases are as follows:

Years ending December 31,
2005	$857,327
2006	817,962
2007	570,536
Thereafter	—

$2,245,826

Rental expense under operating leases for the year ended December 31, 2004 and the year ended December 31, 2003 was $1,079,917 and $454,149, respectively.

Litigation

In the normal course of business, the Company is involved in various legal actions. It is the opinion of management that none of these legal actions will have a material effect on the financial position or results of operations of the Company.

Employment Agreements

Our employment agreement with Michael Barron requires him to perform the duties of Chief Executive Officer at an annual salary of $180,000. He received 161,000 shares of restrictive stock which vests ratably on a monthly basis during the first two years of the term of the agreement. He also received an option to purchase 205,000 shares of common stock at a price of $1.00 per share. In addition, Mr. Barron is entitled to receive a performance bonus if

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual income exceeds projected income. He is entitled to the same benefits afforded to other executives. He is also entitled to a car allowance of $1,000 per month. His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Mr. Barron’s employment agreement commenced as of June 15, 2002 and terminates on June 14, 2006.

Our employment agreement with Wayne Bailey requires him to perform the duties of Chief Financial Officer at an annual salary of $180,000. He received 81,000 shares of restrictive stock which vests ratably on a monthly basis during the first two years of the term of the agreement. He also received an option to purchase 205,000 shares of common stock at a price of $1.00 per share. In addition, Mr. Bailey is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual income exceeds projected income. He is entitled to the same benefits afforded to other executives. He is also entitled to a car allowance of $1,000 per month. His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Mr. Bailey’s employment agreement commenced as of November 1, 2002 and terminates on November 1, 2006.

Our employment agreement with Joseph Cosio-Barron requires him to perform the duties of Vice President Corporate Counsel at an annual salary of $120,000. He received 80,000 shares of restrictive stock which vests ratably on a monthly basis during the first two years of the term of the agreement. He also received an option to purchase 205,000 shares of common stock at a price of $1.00 per share. In addition, Mr. Cosio-Barron is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual income exceeds projected income. He is entitled to the same benefits afforded to other executives. He is also entitled to a car allowance of $1,000 per month. His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Mr. Cosio-Barron’s employment agreement commenced as of June 15, 2002 and terminates on June 14, 2006.

No amounts are accrued for the deferred compensation as the Company has had no pre-tax

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

profits.

(5)	Preferred Stock:

The Company’s articles of incorporation authorize up to 15,000,000 shares of $0.01 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time and in such quantities the board of directors may determine. All shares of any one series shall be equal in rank and identical in all respects. Preferred stockholders have liquidation preference up to the amount of the original equity investment. Each share of preferred stock is convertible into one share of common stock.

On August 20, 2004 the Company converted a convertible promissory note for $5,000,000 at a rate of 10% per annum which was to expire on July 31, 2005 with a lender, Club Vista Holdings Inc, to 5,000,000 shares of the Company’s preferred stock.

(6)	Changes in Securities:

During the three months ended June 30, 2004, the Company planned to issue $4,444,000 shares of common stock in conjunction with a $5,000,000 stock subscription and 1,103,000 shares common stock in conjunction with the conversion of $1,450,600 in Bridge Notes. Only 115,000 of the 1,103,000 shares of common stock were issued. The Company decided not to pursue the stock subscription and entered into a Convertible Promissory Note with Club Vista Holdings, Inc. for $5,000,000, which was converted to 5,000,000 shares of Preferred Stock on August 20, 2004.

(7)	Stock Subscription Agreement:

On July 1, 2004, the Company entered into an agreement to purchase 1.5 million of senior preferred stock of Ocean West Holdings, Inc., a for an aggregate purchase price of $1,500,000. On September 1, 2004, the Company committed to purchase an additional 750,000 senior preferred shares for an aggregate purchase price of $750,000. As of December 31, 2004 there was a balance of $537,425 and has since been paid in full. Since the offer and sale of the Shares have not been registered under the Securities Act in reliance upon Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated there under, the Purchaser will offer or resell the Shares only in compliance with the provisions of all applicable Federal and state securities laws and regulations. The Purchaser will offer or resell such Shares only if such Shares are registered under the Securities Act or an exemption from such registration is available. Unless the Shares that are the subject of such offer or sale are registered under the Securities Act or an exemption from registration is available (in which latter case the Company shall have received an opinion of counsel, in form and substance reasonably satisfactory to the Company, to such effect), the

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

Company shall not permit the transfer of the Shares.

(8)	Acquisition or Disposition of Assets

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

Ocean West Holding Corporation is a holding company, which holds all of the issued and mortgage banking company primarily engaged in the business of originating and selling loans secured by real property with one to four units.

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

On October 1, 2004, the Company rescinded its acquisition agreement with Pro Mortgage Corporation (“Pro Mortgage”). On November 20, 2003 the Company and Pro Mortgage entered into an acquisition agreement, whereby Pro Mortgage and the Company agreed to

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

exchange 1,000 shares of Pro Mortgage capital stock, representing 100% of the issued and outstanding capital stock of Pro Mortgage, in exchange for 3,000,000 shares of the Company’s capital stock, (the “Exchange”). The Exchange was never duly authorized and approved by the parties thereto, and each of the parties hereto desires to rescind the exchange. In connection with such rescission the Company transferred and assigned its shares of the Pro Mortgage capital stock to the Pro Mortgage shareholders and the Pro Mortgage shareholders transferred back its shares of the common stock of the Company.

(9)	Stock Incentive Plan:

On May 21, 2004, the Company filed a Form S-8 to register 750,000 shares of its common stock at an offering price of $2.20 per share. Currently all of the shares have been issued under this plan.

(10)	Deferred Income Taxes

Income taxes are generally provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets for financial and income tax reporting.

Currently there are no federal income taxes due.

As of December 31, 2004, the Company had a net deferred tax asset of approximately $2,065,560 and $1,894,348, respectively. This is primarily due from arising from net operating loss carryforwards for income tax purposes, which will expire by 2025, and a net deferred tax liability of approximately $586,258 and $126,756, respectively, principally arising from depreciation for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the net benefit amounting to $1,479,302 a 100% valuation allowance has been established as of December 31, 2004.

The income tax effects of the temporary differences and carryforwards consisted of the following at December 31, 2004 and December 31, 2003:

	2004	2003
Net operating loss carryforward
Net operating loss carryforward	$5,901,601	$5,412,422

Tax Rate	35%	35%
Total deferred tax assets	2,065,560	1,894,348
Deferred tax liabilities
Depreciation	(586,258)	(126,756)

Deferred income taxes	1,479,302	1,767,592
Valuation Allowance	(1,479,302)	(1,767,592)

Total	$—	$—

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

(11)	Prior Period Adjustment

Throughout the year ended December 31, 2003, the Company failed to record the issuance of an additional 303,640 shares (6,072,800 shares pre-split) in connection with the conversion of various bridge loans. The shares were issued upon reaching agreements with various lenders who demanded additional interest payments on their loans due to the late issuance of shares of common stock. The additional shares were valued at $.25 per share, which represents the average trading value of the Company’s common stock throughout the year. As a result, the Company recorded additional interest expense in the amount of $1,531,353 and increased Common Stock and Additional Paid in Capital – Common Stock by $304 and $1,531,049, respectively.

(12)	Related-Party Transactions:

At December 31, 2003, the Company has an amount due of approximately $30,875 from St. Andrews Golf International. St. Andrews Golf International was founded and is owned by a member of the Company’s management team who is also a stockholder. The receivable is payable on demand and bears interest at 10% per annum.

On October 25, 2004, the Company borrowed $150,000 in the form of a note payable with interest of 10% per annum and payable upon demand, from its Chairman, CEO and Director, Michael Barron.

(13)	Subsequent Event

On March 23, 2005, the Company entered into a consulting services agreement with Vertical Capital Partners, Inc., a member of the NASD, unrelated to the funding contemplated in this Private Placement Memorandum. Under the terms of the agreement, Vertical Capital Partners, Inc. is to be paid two million shares of the Company’s common stock together with the right to register said shares for sale. The agreement provides for consulting services for acquisitions of mortgage brokerage companies, assistance in the structuring of growth capital, and general financial advice.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Previously reported and not reported here in accordance with the Instructions to Item 304 of Regulation S-B.

Item 8A. Controls and Procedures.

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 8B. Other Information

On October 1, 2004, the Company rescinded its acquisition agreement with Pro Mortgage Corporation (“Pro Mortgage”). On November 20, 2003 the Company and Pro Mortgage entered into an acquisition agreement, whereby Pro Mortgage and the Company agreed to exchange 1,000 shares of Pro Mortgage capital stock, representing 100% of the issued and outstanding capital stock of Pro Mortgage, in exchange for 3,000,000 shares of the Company’s capital stock, (the “Exchange”). The

Exchange was never duly authorized and approved by the parties thereto, and each of the parties hereto desires to rescind the exchange. In connection with such rescission the Company transferred and assigned its shares of the Pro Mortgage capital stock to the Pro Mortgage shareholders and the Pro Mortgage shareholders transferred back its shares of the common stock of the Company.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors:

Name	Age	Office
Michael A. Barron	53	Chairman, Chief Executive Officer and Director

Wayne K. Bailey	54	President, Chief Financial Officer and Director

Paul Grady	48	Executive Vice President and Secretary , Resigned March 9, 2005

Joseph Cosio-Barron	55	Vice President and General Counsel

Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other.

     Michael A. Barron - Chairman & CEO, founded CONSUMER DIRECT of AMERICA in May 2001. From September 1998 to April 2001, Mr. Barron was semi-retired and a consultant to various mortgage companies. From March 1995-1998, Mr. Barron pioneered the first nationwide commercially deployed video conference mortgage financing platform for Intel Corporation which as a licensed mortgage banker and broker in 20 states funded over $1 billion in closed loans. In November 1988, he founded and served as President, until 1992, of Finet Holdings Corporation (NASDAQ:FNCM), a publicly traded mortgage broker and banking business specializing in e-mortgage financing on site in real estate offices and remote loan origination via the Internet (www.finet.com). In June 1979, TRW hired Mr. Barron to develop its real estate information services division (TRW/REIS) that acquired 11 companies in the field and eventually became the world’s largest repository of real estate property information — Experian. Mr. Barron was a founder of Citidata, the first electronic provider of computerized real estate multiple listing services (MLS) in the nation from 1975 to 1979. Mr. Barron was the Senior Planner for the City of Monterey where he was the HUD liaison for the City’s downtown redevelopment project. He master planned the city’s redevelopment of famous Cannery Row, Fisherman’s Wharf, and was Secretary of the Architectural Review Committee. Mr. Barron holds a B.S. degree from California Polytechnic University and has completed courses in the MBA program at UCLA.

Wayne Bailey - President/CFO, Consumer Direct in the fall of 2002. From January 1990 –2002 he was Chief Operating Officer and Chief Financial Officer of a network of companies in the Aerospace, steel processing, Specialty Rebar, and metal forming industries. All of these companies were acquired from financially troubled situations and became very profitable after being restructured. This restructuring included the debt both secured and unsecured, installing information systems, and management systems. During this time Mr. Bailey also served as a consultant to companies in the Mortgage business, wood laminating, bottled water, bookbinding, wholesale siding, cabinet manufacturing and plastics industries Mr. Bailey attended the University of Utah, Henager College of Business and LDS Business College earning degrees in Accounting and Business.

Paul Grady - EVP, was the Co-founder and Chief Operating Officer of City Mortgage. Mr. Grady is founder, President and CEO since 1990 of Commercial Capital, Inc., d/b/a City Mortgage, with principal executive office in Las Vegas, Nevada. Mr. Grady received a Bachelor of Science Degree from Ohio State University. Mr. Grady resigned on March 9, 2005 as officer and director and has terminated his employment agreement.

Joseph A. Cosio-Barron - Corporate Counsel. Prior to joining the company from 1996-2002 Mr. Cosio-Barron served as the Managing Partner and President of CBS Consultants, Inc. a California Corporation. CBS Consultants, Inc. a financial firm offered highly specialized services in Securities compliance and lending for hotels, resorts, and casinos and their development and construction. Mr. Barron received a BA of Business Management, San Francisco State College, JD, and a Law Degree from Golden Gate University and is a Member of the State Bar Association in California.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

					LONG TERM
					COMPENSATION
	ANNUAL COMPENSATION				AWARDS		Payouts
						Securities
					Restricted	Underlying
NAME AND PRINCIPAL				OTHER ANNUAL	Stock	Options	LTIP Pay-	All Other
POSITION	SALARY		BONUS	COMPENSATION	Awards ($)	SARS (#)	outs ($)	Compensation
Michael A. Barron,	2002	$120,000
President and Chief	2003	$180,000	$—	$—	$80,500	205,000
Executive Officer	2004	$180,000
Wayne K. Bailey, Chief	2002	$120,000
Operating Officer and	2003	$180,000	$—	$—	$80,500	205,000
Chief Financial Officer	2004	$180,000
Paul Grady, Executive	2002	$120,000
Vice President	2003	$120,000	$—	$—	$80,500
	2004	$120,000				205,000
Joseph Cosio-Barron,	2002	$120,000
Vice President and	2003	$120,000	$—	$—	$25,000	205,000
General Counsel	2004	$120,000

Employment Agreements

Our employment agreement with Michael Barron requires him to perform the duties of Chief Executive Officer at an annual salary of $180,000. He received 161,000 shares of restrictive stock which vests ratably on a monthly basis during the first two years of the term of the agreement. He also received an option to purchase 205,000 shares of common stock at a price of $1.00 per share. In addition, Mr. Barron is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual income exceeds projected income. He is entitled to the same benefits afforded to other executives. He is also entitled to a car allowance of $1,000 per month. His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Mr. Barron’s employment agreement commenced as of June 15, 2002 and terminates on June 14, 2006.

Our employment agreement with Wayne Bailey requires him to perform the duties of Chief Financial Officer at an annual salary of $180,000. He received 81,000 shares of restrictive stock which vests ratably on a monthly basis during the first two years of the term of the agreement. He also received an option to purchase 205,000 shares of common stock at a price of $1.00 per share. In addition, Mr. Bailey is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual income exceeds projected income. He is entitled to the same benefits afforded to other executives. He is also entitled to a car allowance of $1,000 per month. His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Mr. Bailey’s employment agreement commenced as of November 1, 2002 and terminates on November 1, 2006.

Our employment agreement with Joseph Cosio-Barron requires him to perform the duties of Vice President Corporate Counsel at an annual salary of $120,000. He received 80,000 shares of restrictive stock which vests ratably on a monthly basis during the first two years of the term of the agreement. He also received an option to purchase 205,000 shares of common stock at a price of $1.00 per share. In addition, Mr. Cosio-Barron is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual income exceeds projected income. He is entitled to the same benefits afforded to other executives. He is also entitled to a car allowance of $1,000 per month. His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Mr. Cosio-Barron’s employment agreement commenced as of June 15, 2002 and terminates on June 14, 2006.

Director Compensation

We currently do not compensate our directors for attending Board meetings, but we do reimburse them for out-of-pocket expenses.

Subsequent Event

On March 23, 2005, the Company entered into a consulting services agreement with Vertical Capital Partners, Inc., a member of the NASD, unrelated to the funding contemplated in this Private Placement Memorandum. Under the terms of the agreement, Vertical Capital Partners, Inc. is to be paid two million shares of the Company’s common stock together with the right to register said shares for sale. The agreement provides for consulting services for acquisitions of mortgage brokerage companies, assistance in the structuring of growth capital, and general financial advice.

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

The plan is currently administered by our Board of Directors, which has the authority to select individuals who are to receive grants under the plan and to specify the terms and conditions of each restricted stock grant and each option to be granted, the vesting provisions, the option term and the exercise price. Unless otherwise provided by the Board of Directors, an option granted under the plan expires 10 years from the date of grant (5 years in the case of an incentive option granted to a holder of 10% or more of the shares of Consumer Direct of America’s outstanding common stock) or, if earlier, three months after the optionee’s termination of employment or service. Options granted under the plan are not generally transferable by the optionee except by will or the laws of descent and distribution and generally are exercisable during the lifetime of the optionee only by such optionee. The plan is subject to the approval of the stockholders within 12 months after the date of its adoption.

The plan will remain in effect for 10 years after the date of its adoption by our Board of Directors. The plan may be amended by the Board of Directors without the consent of Consumer Direct of America’s stockholders, except that any amendment, although effective when made, will be subject to stockholder approval if required by any Federal or state law or regulation or by the rules of any stock exchange or any automated quotation system on which Consumer Direct of America’s common stock may then be listed or quoted. The number of shares received under the plan and the number of shares subject to outstanding options are subject to adjustment in the event of stock splits, stock dividends and other extraordinary corporate events.

On May 21, 2004, the Company filed a Form S-8 to register 750,000 shares of its common stock at an offering price of $2.20 per share. Currently, all of the shares under this plan have been issued.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of March 11, 2005 by (i) each person known by us to be the beneficial owner of more than five percent of our Common Stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. See “Management.”

		Percent of
		Common
		Stock
	Number of Shares	Beneficially
Name and Address of Beneficial Owner (1)	Beneficially Owned (2)	Owned (3)
Michael A. Barron (President, Chief Executive Officer and Director)	1,515,918 (4)	11.8%
Wayne K. Bailey (Chief Operating Officer, Chief Financial Officer, and Director)	1,331,118 (5)	10.26%
Paul Grady	1,489,418 (6)	11.6%

Joseph Cosio-Barron (Vice President and General Counsel)	1,305,618 (7)	10.16%

All Officers and Directors as a group (7 persons)	5,642,072 (8)	43.91%

(1)	The address of each of the beneficial owners is 6330 S. Sandhill, Suite 8, Las Vegas, Nevada 89120.

(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days after February 16, 2005 are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)	Based on 11,388,261 shares outstanding as of March 11, 2005, plus the number of shares, which the beneficial owner has the right to acquire within 60 days, if any, as indicated in footnote (2) above.

(4)	Includes 205,000 shares issuable upon exercise of an option and 160,000 shares issuable upon exercise of a warrant held by Mr. Barron.

(5)	Includes 205,000 shares issuable upon exercise of an option and 160,000 shares issuable upon exercise of a warrant held by Mr. Bailey.

(6)	Includes 205,000 shares issuable upon exercise of an option and 160,000 shares issuable upon exercise of a warrant held by Mr. Grady.

(7)	Includes 205,000 shares issuable upon exercise of an option and 160,000 shares issuable upon exercise of a warrant held by Mr. Cosio-Barron.

(8)	Includes 820,000 shares issuable upon exercise of options and 640,000 shares issuable upon exercise of warrants.

Item 12. Certain Relationships and Related Transactions.

At December 31, 2003, the Company has an amount due of approximately $30,875 from St. Andrews Golf International. St. Andrews Golf International was founded and is owned by a member of the Company’s management team who is also a stockholder. The receivable is payable on demand and bears interest at 10% per annum.

On October 25, 2004, the Company borrowed $150,000 in the form of a note payable with interest of 10% per annum and payable upon demand, from its Chairman, CEO and Director, Michael Barron.

Item 13. Exhibits.

EXHIBIT NO.	TITLE
3.1	Articles of Incorporation of the Registrant (1)
3.2	Amendment to Articles of Incorporation of the Registrant *
3.3	Amendment to Articles of Incorporation of the Registrant *
2.3	Purchase and Sale of Capital Stock Agreement between the Registrant and Ocean West Holding Corporation, dated July 15, 2004. (4)
3.4	Bylaws of the Registrant (1)
4.3	Stock Subscription Agreement between the Registrant and Ocean West Corporation, dated July 1, 2004. (5)
4.4	Stock Subscription Agreement between the Registrant and Ocean West Corporation, dated August 1, 2004. (6)
4.5	Stock Subscription Agreement between the Registrant and Ocean West Corporation, dated September 1, 2004. (7)
4.6	Stock Subscription Cancellation Agreement between Registrant on Ocean West Holding Corporation, dated September 28, 2004. (12)
4.7	Stock Subscription Agreement between the Registrant and Ocean West Enterprise, dated September 28, 2004. (12)
5.0	Convertible Promissory Note between the Registrant and Club Vista Holdings Inc., dated July 31, 2004. (8)
5.1	Credit Facility Agreement Note between the Registrant and Club Vista Holdings Inc., dated September 21, 2004. (9)
5.2	Joint Venture Agreement between the Registrant and Club Vista Holdings Inc., dated September 14, 2004. (10)
10.1	Common Stock Purchase Agreement dated February 20, 2002 between the Registrant and Consumer Capital Holdings, Inc. (2)
10.2	Consulting Agreement between the Company and Caitlin Enterprises dated April 21, 2003. *
10.3	Employment Agreement between the Registrant and Michael A. Barron dated June 15, 2002.*
10.4	Employment Agreement between the Registrant and Paul Grady dated June 15, 2002*
10.5	Employment Agreement between the Registrant and Joseph A. Cosio-Barron dated June 15, 2002.*
10.6	Employment Agreement between the Registrant and Michael F. Accardi dated June 15, 2002.*
10.7	Employment Agreement between the Registrant and Terry Vickery dated June 15, 2002.*
10.8	Employment Agreement between the Registrant and Wayne Bailey dated November 1, 2002.*

EXHIBIT NO.	TITLE
10.9	The Registrant’s 2002 Stock Incentive Plan (3)
10.10	Form of Series A Common Stock Purchase Warrant.*
10.11	Form of Series B Common Stock Purchase Warrant.*
10.12	Form of Series C Common Stock Purchase Warrant.*
10.13	Form of Series D Common Stock Purchase Warrant.*
10.14	Lease Agreement between the Registrant and Sandpost LLC dated July 1, 2002.*
10.15	Sublease Agreement between Consumer Direct, Inc. and TKV Investments dated April 15, 2001.*
10.16	Office space sublease between the Registrant and Keane, Inc. dated August 5, 2002.*
10.17	Rescission and Settlement Agreement dated October 1, 2004.
10.18	Promissory Note dated October 25, 2004.
16.2	Letter from Chavez and Koch, CPA’s, dated February 8, 2005 (11)
21.1	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes

* to be filed by amendment

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form 10-SB dated May 8, 2001 and filed with the SEC on May 11, 2001.

(2)	Incorporated by reference to the exhibits to Registrant’s Report on Form 8-K dated March 4, 2002 and filed with the SEC on March 6, 2002.

(3)	Incorporated by reference to the exhibit to the Registrant’s Registration Statement on Form S-8 dated November 22, 2002 and filed with the SEC on November 23, 2001

(4)	Previously filed as an exhibit to Form 8-K, dated August 3, 2004

(5-10)	Previously filed as an exhibit to Form 10QSB for the period ended September 30, 2004.

(11)	Previously filed as an exhibit to Form 8-K, dated February 8, 2005.

(12)	Previously filed as an exhibit to Form 10QSB, for the period ended September 30, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consumer Direct of America

By:	/s/ Michael A. Barron	April 15, 2005

Michael A. Barron, President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Wayne K. Bailey	April 15, 2005

Wayne K. Bailey, Chief Financial Officer, Director
(Principal Financial Officer)