Form 10KSB/A
period 2004-12-31
CONSUMER DIRECT OF AMERICA
filed 2005-05-17
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(as amended May 16, 2005)

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

Issuer’s revenue as of December 31, 2004 approximately $ 6,566,000

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐     No☑

Aggregate market value of Common Stock held by shareholders based on the closing price of the registrant’s Common Stock on the OTC:BB on May 11, 2005 was $ 2,829,647.

Number of outstanding shares of common stock as of May 12, 2005 totals 9,757,405

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

•	Form 10-SB dated May 8, 2001 and filed with the SEC on May 11, 2001.

•	Form 8-K dated March 4, 2002 and filed with the SEC on March 6, 2002.

•	Form S-8 dated November 22, 2002 and filed with the SEC on November 23, 2001

•	Form 8-K, dated August 3, 2004

•	Form 10QSB for the period ended September 30, 2004.

•	Form 8-K, dated February 8, 2005.

Transitional Small Business Disclosure Format (Check one):
Yes ☐     No☑

CONSUMER DIRECT OF AMERICA

PART I

     This Annual Report contains forward-looking statements about the Company’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available. There can be no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Consumer Direct of America’s actual results may differ materially from those indicated by the forward-looking statements.

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

Item 1. Description of Business

     Consumer Direct of America, formerly known as Blue Star Coffee, Inc., is a Nevada corporation formed in July, 2000 to sell specialty coffee beans, brewed coffee and espresso-based beverages through company-owned and franchised retail locations. In February 2002, Blue Star, which was then in the development stage, acquired all of the outstanding stock of Consumer Capital Holdings, Inc. and Consumer Capital Holdings became a wholly owned subsidiary of Blue Star. After its acquisition of Consumer Capital Holdings, Blue Star changed its name to Consumer Direct of America. Consumer Direct of America (the “Company” or “CDA”) is a direct-to-consumer mortgage broker and banker with revenues derived primarily from origination commissions earned on the closing of first and second mortgages on single-family residences (“mortgage loans” and “home equity loans”). The Company has acquired and intends to acquire other businesses in the direct-to-consumer mortgage brokerage business and may acquire other businesses that are outside the direct-to-consumer mortgage brokerage business. The Company believes it has the infrastructure, systems, direct marketing call center support and operational management necessary to properly integrate more acquisitions in order to establish and support a national network.

     At present, the Company sells its loan servicing through correspondent relationships with Flagstar, BNC, Wells Fargo and Countrywide with agreements pending with Aurora, CitiFinancial, NovaStar, Principal Mortgage and Washington Mutual. The Company is experiencing growth on a quarter-to-quarter basis through its acquisitions and has become a consolidator of the direct-to-consumer mortgage brokerage business, specializing in the sub prime marketplace. The Company’s branch network grew from five (5) locations licensed in ten states to forty six (46) branches licensed in thirty four states.

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

     On June 6, 2002 Consumer Direct of America, acquired Lending Servicing Corporation dba Las Vegas Mortgage (“LSC”) a Nevada corporation through a stock exchange and cash effected pursuant to an Acquisition Agreement dated June 6, 2002 (the “Agreement”). Pursuant to the Agreement the stockholders of LSC transferred to the Registrant all of the issued and outstanding shares of capital stock of LSC and the Registrant issued to the stockholder of LSC an aggregate of 120,000 post split shares of the common stock par value $0.02, per share, of the Registrant and $100,000 in cash. The amount of consideration was determined by arms length negotiations between the Registrant and the stockholders of LSC.

     On November 20, 2003, Consumer Direct of America acquired Pro Mortgage Corp.(“PRO” or “Pro Mortgage”), a California corporation through a stock exchange effected pursuant to an Acquisition Agreement dated November 20, 2003 (the “Agreement”) Pursuant to the Agreement, the two stockholders of PRO transferred to the Registrant all of the issued and outstanding shares of capital stock of PRO and the Registrant issued to the two stockholders of PRO an aggregate of 150,000 post split shares of the common stock, par value $0.02, per share, of the Registrant, PRO has conducted its mortgage brokerage finance business under the name PRO Mortgage. The amount of the considerations was determined by arms-length negotiations between the Registrant and the stockholders of PRO.

     On October 1, 2004, the Company rescinded its acquisition agreement with Pro Mortgage Corporation. On November 20, 2003 the Company and Pro Mortgage entered into an acquisition agreement, whereby Pro Mortgage and the Company agreed to exchange 1,000 shares of Pro Mortgage capital stock, representing 100% of the issued and outstanding capital stock of Pro Mortgage, in exchange for 3,000,000 shares of the Company’s capital stock, (the “Exchange”). The Exchange was never duly authorized and approved by the parties thereto, and each of the parties hereto desires to rescind the exchange. In connection with such rescission the Company transferred and assigned its shares of the Pro Mortgage capital stock to the Pro Mortgage shareholders and the Pro Mortgage shareholders transferred back its shares of the common stock of the Company. The Company views this rescission as nullification and accordingly has not included any operating activities related to PRO in the Company’s consolidated financial statements.

     On July 15, 2004, the Company acquired 84.9% of the outstanding common stock of Ocean West Holding Corporation, (“Ocean West”) through a stock exchange affected pursuant to a Purchase and Sale of Capital Stock Agreement. Marshall L. Stewart, Daryl S. Meddings, Enfo Loan Corporation, Kingsley and Nancy Cannon and Dale and Suzanne Delmege agreed to sell 4,921,930 of their shares of common stock of Ocean West to CDA in exchange for 622,381 shares of CDA (the “Transfer”). The consideration was based on the average monthly trading prices of each company’s shares for the month of June 2004. The Transfer results in CDA having majority control and ownership, of Ocean West.

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

Annual Closed
Company Name	Loan Volume	Closed Date
Consumer Direct of Colorado	$100 million	May 2001
Las Vegas Mortgage	$246 million	June 2002
Neighborhood Acceptance	$ 50 million	December 2002
Ocean West Funding	$900 million	July 2004

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

Discontinued non-Profitable Business Units

During the development stage of the business from 2002 through 2004, the Company’s strategy was to compress the timeframe to generate $1 billion in annual closed loan volume by raising capital and acquiring independent mortgage operations. As of December 31, 2004, the Company had completed its development stage acquisition process, consolidated its operating costs and spun off or rescinded any operating unit that was not profitable. In addition, the Company has elected to expense certain transactions in fiscal year 2004 rather than amortize the expenses over several years. The Company has invested in excess of $ 10 million dollars over this three year period and has achieved its objective of $ 1 billion in captive closed loan volume from its 46 branch network. In addition, the Company has restructured its Direct Marketing unit, that will result in savings on a monthly basis. The Company now outsources the technology for the call center including the automated dialer and realizes an annual cost savings in excess of $ 1.4 million. The Company incurred certain acquisition costs in relation to its acquiring Ocean West and consolidated most of the functions into Consumer Direct’s Las Vegas headquarters. The total extraordinary expenses in relation to the acquisition and consolidation were approximately $2.6 million. By this consolidation, and discontinuance of non profitable locations the Company will save approximately $ 3.3 million in expenses per year.

The following table shows the expected savings by the consolidating efforts:

	Direct	Extraordinary
	Marketing	Expenses	Total
Discontinued Losses & Consolidation Efforts	$1,429,511	$5,526,849	$6,956,360

Competitive Legislative Advantage of CDA

The Acting Secretary of the United States Department of Housing and Urban Development, “HUD” has submitted revisions to the Real Estate Settlement Procedures Act (RESPA) to the office of Management and Budget for final approval. The proposed changes, although the final draft has not been made public, are expected to have far reaching effects within the Mortgage Industry. As previously written, the new changes will place a decided advantage in the hands of mortgage bankers and state and federal banks. Mortgage Brokers will find themselves at a clear disadvantage in terms of competitive pricing when compared with banking operations.

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

Marketing Strategy

The Company’s principal marketing strategy is to deploy the LoanMaker System in offices of approximately 200 mortgage brokerage companies in the United States. The Company installs the LoanMaker System without cost to the mortgage brokerage company and generally pays the mortgage brokerage company 0.25% of the face value of each closed loan by the mortgage brokerage company in connection with the mortgage loan. This marketing approach is expected to enable the

Company to leverage the mortgage brokerage company’s established local brand name identity while also gaining access to a large pool of borrowers at the point of mortgage brokerage sale. The Company believes its marketing efforts toward these mortgage brokerage firms are vital to its success, given that the Company relies on the firms’ consents to install the LoanMaker System in their offices and on mortgage brokerage agents to introduce their customers to the LoanMaker System. The Company has begun installing LoanMaker Systems in its largest mortgage brokerage branches in the U.S. In addition, the Company plans to install its LoanMaker System in all of its 46 branches in 34 states and to include the system as a standard banking access technology for future branches. The Company believes that it will be successful in entering into agreements with more mortgage brokerage companies in the top 200, but no assurance of this success can be given.

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

Products

CDA offers a broad range of mortgage loan products to provide flexibility to mortgage loan brokers and our retail division. These products vary in loan-to-value ratio and income requirements as well as other factors. The following is a list of our primary standard products:

•	Conforming Mortgage Products – Adjustable and fixed rate loan programs that meet the guidelines for purchase by government-sponsored entities, such as FNMA and FHLMC which guarantee mortgage backed securities, and by permanent investors in mortgage backed securities secured by, or representing ownership in, such mortgage loans.

•	Alt A/Sub Prime Mortgage Products – Alternative-A/Sub-Prime loans are adjustable and fixed rate loans that usually do not meet FNMA and FHLMC guidelines due to various reasons. These loans usually do not meet this guideline because they require a reduced amount of income verification and may exceed these agencies maximum loan-to-value (“LTV”) guidelines. These loans are sold to institutional investors such as Credit Suisse First Boston, Banco Popular and Saxon Mortgage.

•	Second Mortgage Program – Fixed rate amortizing and fixed rate with a balloon payment programs that are limited to borrowers we identify as A+ through B credit, risks, with a maximum combined loan-to-value ratio equal to 100%.

•	JUMBO Loans – Adjustable and fixed rate loan program for loans that exceed the loan limits set by the FNMA (Fannie Mae) and the FHLMC (Freddie Mac). These loans are sold to investors in the secondary market that specialize in these types of loans and are structured to meet the guidelines provided by specific investors.

•	Non-Conforming Loans – Fixed-rate first mortgage loans that are amortized over a fifteen or thirty-year period as well as loans with a balloon payment in fifteen years and payable during the fifteen-year period under a thirty-year amortization schedule.

Loan Origination

We originate both purchase and refinance mortgage loans. The percentage of refinance loans as compared to total volume for the year ended December 31, 2004 was 56.4% and 69.7% for the year ending December 31, 2003.

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

•	the applicant’s source of income;

•	calculate the amount of income from sources listed on the loan application or other documentation;

•	review the credit history of the applicant;

•	calculate the debt service-to-income ratio to determine the applicant’s ability to repay the loan;

•	review the type and use of the property being financed; and

•	review the property.

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

Quality Control

We have implemented a loan quality control process to help enforce sound lending practices and compliance with our policies and procedures as well the compliance requirements of agencies such as HUD, Fannie Mae and the requirements of other purchasers of mortgages. While the Company is not currently a HUD approved lender it does however comply with its standards. Prior to funding a loan, we perform a “pre-funding quality control audit” in which our staff re-verifies the borrower’s credit history and employment, using automated services as well as verbal verifications. In addition, an independent appraiser appraises properties that will potentially secure the mortgage loans. A qualified licensed independent appraiser must conduct all appraisals and the appraisal must conform to the Uniform Standards of Professional Appraisal Practice adopted by the Appraisal Standards Board of the Appraisal Foundation. Our personnel also review every appraisal to confirm the adequacy of the property as collateral prior to funding.

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

Loan Funding

Loans that are closed using our own credit facilities are funded through short term borrowing on our warehouse lines of credit. We pay interest on funds advanced under the warehouse line of credit at a pre-negotiated rate. The rate at which the Company borrows is variable in nature and typically averages between 4.5% and 5.5%. CDA currently has approval for $33,000,000 in warehouse capability. CDA has its primary warehouse line of $8,000,000 with Provident Consumer Financial Services. A second line of $5,000,000 is with Warehouse One, $10 million with First National Bank of Arizona and a $10 million facility with Club Vista Holdings. The line with Warehouse One continues to renew itself on an annual basis. The facilities are secured by the mortgage loans financed through the line, related mortgage servicing agreements. and CDA repays the outstanding balance under the warehouse line with the proceeds from the sale of mortgage loans. The additional proceeds earned from loan sales also replenish working capital.

The loan agreement governing the terms of the Warehouse One line of credit contains a restrictive covenant relating to tangible net worth of not less than $3,000,000. The loan agreement with the

Bank of Arizona contains two restrictive covenants relating to tangible net worth of not less than $250,000 and a debt to equity ration no greater than 20:1. The Company is not in compliance with its lenders. Since we do not comply with the restrictive covenants, there is the possibility that we may lose the credit facility at any time, which would cause a negative impact on the way we do business and a material adverse effect on our results of operations and financial condition.

Payment of cash dividends or redemption of shares is also restricted to net income after the date of the applicable agreement computed on a cumulative basis.

Sale of Loans

The percentage of originated loans that were funded using the Company’s warehouse lines of credit was 18% of the total dollar volume for the year ended December 31, 2004. We generally sell substantially all of the loans originated. Once we have funded a loan through a credit facility, the next objective is to sell the loan as quickly as possible, which typically happens in ten to fifteen business days. In some instances we hold the loan for sale and may be unable to sell the loan. As of December 31, 2004, there were 70 loans that had not been sold. A reconciliation package is prepared for our accounting department. The file then moves on to the shipping department where it is copied and stacked to specific investor guidelines. After we receive the final closing statement, usually two to three days after funding, the file is sent to the appropriate investor and revenue is recognized. We typically make general representations and warranties to purchasers of the mortgages relating to borrower disclosures, closing procedures, credit documentation, follow-up documentation and accuracy of representations. In many cases, purchasers of the mortgages will require language in the documentation mandating that we return all or a portion of the premium and any premium paid for servicing rights for loans that are paid off early, typically prior to the end of the first six months. In most cases, we are only liable for premium recapture if the loan is being prepaid as a result of a refinancing through us or one of our affiliates.

Most of our loans are purchased by the following institutional investors: Countrywide, GreenPoint Mortgage Funding Inc., Indy Mac Bank F.S.B., Banco Popular, First Horizon Home Loan Corporation, F.S.B., Union Federal Bank, Credit Suisse First Boston, Washington Mutual, F.A.

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

Regulation

The consumer finance industry is highly regulated; therefore CDL is subject to extensive and complex rules and regulations of, and examinations by, various federal, state and local government authorities. These rules impose obligations and restrictions on our loan origination, credit activities and secured transactions. In addition, these rules limit the interest rates, finance charges and other fees that we may assess, mandate extensive disclosure to borrowers, prohibit discrimination, and impose multiple qualifications and licensing obligations. Failure to comply with these requirements may result in, among other things, loss of HUD approved status, demands by purchasers of mortgages for indemnification or mortgage loan repurchases, exercise of rights of rescission of mortgage loans by borrowers, class action lawsuits by borrowers, administrative enforcement actions, and civil and criminal liability. Currently the Company is not an approved HUD lender. We use our quality assurance program to monitor compliance and, based upon assessments of our compliance staff, believe that we are in compliance with applicable rules and regulations in all material respects.

Our loan origination activities are subject to the laws and regulations in each state in which we conduct lending activities. For example, state usury laws limit the interest rates that we can charge on our loans. In connection with plans to expand our geographic reach, we have investigated requirements in additional states. We currently hold licenses or exemption certificates in thirty-five states. We do not have operations or significant loan activity in all of these states at this time. Our current operations and loan activity is primarily in California. California originations made up 45.4% of our total volume based on units. Other states that we originated more than 1% of our total volume based on units were Nevada (12.3%), Louisiana (3.7%), Georgia (3.6%), Indiana (3.6%),

Ohio (3.5%), Florida (3.4%), Missouri (3.4%), Connecticut (3.0%), Washington, Arizona, South Carolina, Texas, Tennessee, and Michigan (2%).

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

Licensing and Regulation of Mortgage Brokerage Loan Business

     We are licensed as a mortgage banker and broker, and are otherwise authorized to originate mortgage loans in Nevada, California, Colorado, Utah and licensing is pending in twenty four (24) other states. Our mortgage brokerage operations are subject to extensive regulation by federal and state authorities. The United States Department of Housing and Urban Development (“HUD”) regulates certain aspects of the mortgage lending business. The Real Estate Settlement Procedures Act of 1974 (“RESPA”), a Federal statute, requires that certain disclosures, such as a Truth-in-Lending Statement, be made to borrowers and that certain information, such as the HUD Settlement Costs booklet, be provided to borrowers. The Fair Housing Act prohibits among other practices, discrimination, unfair and deceptive trade practices, and requires disclosure of certain basic information to mortgagors concerning illicit terms. If the Company fails to comply with such regulations, possible consequences could include loss of approved status, demands for indemnification, class action lawsuits, and administrative enforcement actions.

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

Item 2. Description of Property.

     We lease approximately 37,880 square feet of general office space in premises located at 6330 S. Sandhill Road, Las Vegas, Nevada and 15991 Redhill Avenue, Tustin, California. Our lease for these spaces expires in July 2007 and November 2007, respectively.

     The Sandhill lease provides for monthly payments of $19,500 with additional monthly expense of $3,110 incurred for such builing expenses as maintenance. The square footage of this space is 21,560.

     The Tustin lease is for approximately 16,320 square feet. Rent is currently $35,972 a month. We have the right to renew the lease for one additional sixty-month term. During the renewal term, the rent will be adjusted to the then current market rate. We also have 46 branch offices of which all are leased. The branch offices are leased properties of varying types. Lease periods are typically twenty-four to thirty-six months in length. The average lease payment is approximately fifteen-

hundred dollars per month per office.

     The Company evaluates on a continuing basis the suitability and adequacy of all of its branch office locations, and has active programs of relocating or closing any as necessary to maintain efficient and attractive facilities. The Company believes its present facilities are adequate for its operating purposes.

Our branch offices are located at:

Name	Address
Ocean West Funding	Tustin, CA
A.N.S. Home Loans	Diamond Bar, CA
Ocean West Funding	Lake Oswego, OR
Ocean West Funding	Laguna Hills, CA
Ocean West Funding	Stone Temple, GA
Ocean West Funding	Tustin, CA
Ocean West Funding	Greenville, SC
Magellan’s All-In-One Lending	Salem, OR
Ocean West Funding	Concord, OH
1st Investors Capital	Chapel Hill, NC
Pacific Loan Company	Oakhurst, CA
Ocean West Funding	Reno, NV
Ocean West Funding	North Fork, CA
Ocean West Funding	Palm Springs, CA
Just That EZ Financial	Los Angeles, CA
Rhodes Mortgage	Westport, CT
Ocean West Funding	Santa Ana, CA
American Mtg and Investment	Myrtle Beach, SC
Cedarbrook Funding	Painesville, OH
Ocean West Funding	Monroe, CT
Ocean West Funding	Lake Havasu, AZ
Ocean West Funding	San Diego, CA
Ocean West Funding	Memphis, TN
Ocean West Funding	Tusitn, CA
Ocean West Funding	Eagan, MN
Mission Valley Mortgage	Polson, MT
A.Y.I Financial Network	National City, CA
Casa Blanca Financial Group	Lakewood, CA
Haldeman Huskey Mortgage	Merriam, KS
All Fund	Amarillo TX
Creative Mortgage Solutions	Kansas City, MO
Ocean West Funding	Tustin, CA
Goldstar Mortgage	Indianapolis, IN
Harbor Mortgage Corp	Beachwood, OH
Ocean West Funding	Memphis, TN

Name	Address
Ocean West Funding	Waterbury, CT
Ocean West Funding	Pensacola, FL
Ocean West Funding	Moreno Valley, CA
Ocean West Funding	Irvine, CA
Ocean West Funding	Arcadia, CA
Perfect Mortgage	Castro Valley, CA
At Your Service Mtg	Cedartown, GA
Ocean West Funding	Indianapolis, IN
Ocean West Funding	Suwanee, GA
Ocean West Funding	Fullerton, CA
Ocean West Funding	Arlington, WA

Item 3. Legal Proceedings.

     We are party to claims from time to time, not required to be disclosed in accordance with Item 103 of Regulation S-B. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations, litigation is subject to inherent uncertainties. On April 14, 2004, the Company commenced an action against Consulting Services LLC. On April 19, 2004, Consulting Services LLC instituted a counterclaim against the Company. Both claims are contented by the parties to be of a breach of contract nature from a certain Asset Acquisition Agreement in which the Company claims never consummated therefore services are not liable under the agreement. The counterclaimis of a similar nature which CDA is claiming no liability and Consulting Services LLC is asking for the amount of stock agreed to be given for services per the acquisition agreement of approximately 2.7 million shares of the Company’s stock valued at the time to be approximately $1.8 million and $655,321 for certain liabilities the Company were to assume per the agreement upon closing. The Company is asserting its position of no liability and asking for approximately $712,859 of which was advanced to Consulting Services prior to the knowledge that the transaction was not to close. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for the above legal proceedings could change in the future.

Item 4. Submission of Matters to a Vote of Security.

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

	Common Shares
Year Ended December 31, 2004:	High	Low
Quarter Ended March 31, 2004	$5.75	$0.19
Quarter Ended June 30, 2004	$3.00	$1.37
Quarter Ended September 30, 2004	$1.55	$0.47
Quarter Ended December 31, 2004	$0.80	$0.20

Year Ended December 31, 2003:
Quarter Ended March 31, 2003	$9.60	$2.22
Quarter Ended June 30, 2003	$9.00	$4.40
Quarter Ended September 30, 2003	$6.60	$4.42
Quarter Ended December 31, 2003	$13.60	$4.00

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

     During the three months ended June 30, 2004, the Company planned to issue $4,444,000 shares of common stock in conjunction with a $5,000,000 stock subscription and 1,103,000 shares common stock in conjunction with the conversion of $1,450,600 in Bridge Notes. Only 115,000 of the 1,103,000 shares of common stock were issued. The Company decided not to pursue the stock subscription and entered into a Convertible Promissory Note with Club Vista Holdings, Inc. for $5,000,000.

     The Company entered into a Bridge loan agreement in July 2004 for $5,000,000 which also gave the maker a right to convert the note into 9,977,932 shares of common stock. The note holder has not elected to exercise this option yet. The Company also entered into a Bridge loan agreement in April 2004 for $500,000 which has the right to convert the note into 301,386 shares of common stock. This right has not been exercised.

     Additional warrants were granted in 2004 to consultants, bridge loans and investors these warrants totaled 809,695.

     On May 21, 2004, the Company filed a Form S-8 to register 750,000 shares of its common stock at ann offering price of $2.20 per share. All of the shareshave been issued under this plan throughout the year for services.

     Non-registered shares issued during 2004 include; 622,381 issued for the acquisition of 84.9% of Ocean West, 255,763 issued for the exercise of warrants associated with certain bridge loans, 19,666 issued for the settlement of payables, 888,402 issued for services to the Company, 300,000 shares issued for collateral for debt and as settlement and payment of certain bridge loans there were 1,228,292 non registered shares issued.

Item 6. Management’s Discussion and Analysis or Plan of Operations

     This section should be read in conjunction with Item 7. Financial Statements.

Forward-Looking Statements

     Statements contained in this Form 10-KSB/A that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements. We cannot assure that we will be able to anticipate or respond timely to the changes that could adversely affect our operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our securities.

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

New Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of B No. 43, Chapter 4, SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

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

     During the fiscal year ended December 31, 2004, we made 6,229 loans with an aggregate dollar value of approximately $1,046,168,110 compared to 3,684 loans with an aggregate dollar

Item 6. Management’s Discussion and Analysis or Plan of Operations (continued)

value of approximately $626,285,000 for the year ended December 31, 2003. This represents an increase in the number of loans of 2,546 per year or 70.0% growth. The closed loan volume also increased by $419,883,010 or 67.0% growth. Most of the loans originated were in principal amounts averaging $178,000.

     Consolidated revenues from origination, sale of loans and fee revenue generated by contract services decreased 30.1% during the fiscal year ended December 31, 2004 or $2.8 million from the year ending December 31, 2003. The decrease is primarily due to the increase in loan originations resulting from the acquisition of Ocean West in July 2004, which added $2.4 million to revenues for the six month period of July 1, 2004 through December 31, 2004, which was offset by a decrease in revenues of $5.2 million from the remainder of operations.

     Selling, general and administrative expenses increased 29.5% or $3.1 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase is primarily due to $4.1 million in additional expenses from the acquisition of Ocean West, of which $1.6 million is related to salary, wages and payroll taxes and $2.5 million was made up of the costs associated with consolidation and relocation of the mortgage banking operations to CDA’s Las Vegas headquarters, $2.7 million is associated with the costs the Company incurred in legal and consulting fees due to its investment efforts, which is offset by a reduction of expenses of $3.7 million due to downsizing of its core operations.

     The Company incurred costs associated with the debt discount amortization related to the beneficial conversion features on three of its notes in the amount of $2,490,000, for the year ended December 31, 2004 as the note was incurred during the third quarter of the current fiscal year.

     For the year ended December 31, 2004, the Company received a settlement in regards to a legal claim in the amount of $469,856.

     Depreciation increased 40,874 or 6.9% for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Depreciation and amortization increased 5,880 or 1% for the year ended December 31, 2003 as compared to the year ended December 31, 2002.

     Interest expense increased 60,945 or 4% to 1,588,147 for the year ended December 31, 2004 as compared to 1,527,202 for the year ended December 31, 2003. The increase is related to the Company’s increase in borrowings for acquisition and working capital needs.

     Consumer Direct had loss from operations of $7.8 million for the year ended December 31, 2004 compared to loss of $1.9 for the year ended December 31, 2003. We had a net loss of $11.2 million for the year ended December 31, 2004 , net loss of $1.9 for the year ended December 31, 2003 and a net loss of $2.2 million for the year ended December 31, 2002. The primary reason for the loss was the costs associated with the consolidation of the Company’s operations, according to its

Item 6. Management’s Discussion and Analysis or Plan of Operations (continued)

business plan, and by eliminating non profitable units and restructuring the Company’s base of operations to eliminate certain costs to outsourcing. The Company incurred certain costs associated with the debt amortization discount of one of its notes for approximately $2.5 million.

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

     Since inception through December 31, 2004, the Company has suffered recurring losses from operations; we have incurred aggregate net losses of $17,832,428. This raises substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph on our independent auditors’ report on the December 31, 2004 consolidated financial statements, which are included with this annual report.

     Net cash used for operating activities for the year ended December 31, 2004 was $13.8 million compared to net cash used for operating activities for the year ended December 31, 2003 of $1.5. The primary sources of cash used for the year ended December 31, 2004 was from an increase in loans available for sale of $7.6 million, a decrease in accounts receivable of $506,886, an increase in other assets of $1,805,857, cash acquired related to purchase of Ocean West of $159,505, increase in accounts payable of $93,058 which is offset by the Company’s net loss of $11,188,086, depreciation of 633,911, write down on capitalized investments of 360,000 and stock based expenses of 5,334,903 for the year ended December 31, 2004. As investors purchase loans, the amounts advanced for such loans through the warehouse line of credit are paid. At that time, the receivables are cleared and the cash deposited in our operating account. These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling. The primary sources for of cash used for the year ended December 31, 2003 was from the company’s net loss and expenses paid with common stock, offset by depreciation of $593,037, an increase in accounts receivable of $144, 433, offset by a decrease in prepaid expenses of $8,772, an increase in other assets of $39,729 and a decrease in accounts payable and accrued expenses of $9,544.

     Net cash used in investing activities during the year ended December 31, 2004 was $1.2 million, which was primarily used to purchase property and equipment and the acquisition of fixed assets of Ocean West, offset by payments received on notes receivable of $30,875. Net cash used in investing activities during the year ended December 31, 2003 was $271,878 and was primarily used to purchase property and equipment.

     Net cash provided by financing activities for the year ended December 31, 2004 was $15.2 million, consisting primarily of $9.1 million in advances on line of credit, proceeds of notes payable of $1.2 million, proceeds of bridge loans of $5.6 million, purchase of treasury stock of $556,600, and preferred dividends of $74,559 paid to subsidiary. Net cash used for financing activities for the year ended December 31, 2003 was $1.6 million consisting primarily of issuance of common stock of $551,485, $950,897 for borrowings of long term debt, offset by payments of long term debt of $228,218 and borrowings in the form of bridge notes for $295,600.

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

     Our ability to finance and purchase mortgage loans depends on our ability to secure warehouse lines of credit with acceptable terms. We have funded the majority of our loans through Provident Consumer Financial Services (“PCFS”). The lending limit on the line of credit through PCFS is currently $8,000,000. The outstanding balance on the PCFS line of credit is being paid off as the loans securing the lines are sold. At December 31, 2004 the interest rate charged on our warehousing lines of credit with PCFS was approximately 6.93%. As of December 31, 2004 and December 31, 2003 the outstanding balance with PCFS was $8,214,512 and $0, respectively. The line bears interest at Libor plus 4.43%

     The lending limit on the line of credit through Warehouse One is $5,000,000. At December 31, 2004 the interest rate charged on the warehouse line of credit was approximately 5.5%. As of December 31, 2004 and December 31, 2003 the outstanding balance with Warehouse One was $424,634 and $0, respectively. The loan agreement governing the terms of the Warehouse One line of credit contains a restrictive covenant relating to tangible net worth. The Company is not in compliance with its lender. Should we not comply with the restrictive covenants, there is the possibility that we may lose the credit facility at any time, which would cause a negative impact on the way we do business and a material adverse effect on our results of operations and financial condition.

     On March 25, 2005, the Company entered into a Mortgage Loan and Purchase Agreement with Bank of Arizona for $10,000,000. The facility is collateralized by the related mortgage loans receivable. Interest is due monthly at the bank reference rate plus an established percentage, varying from prime plus 1 to 1.5%. Each loan carries a fee of approximately $100 to $175 per loan. There are restrictive covenants relating to tangible net worth of not less than $250,000 and a debt to equity ration no greater than 20:1.

     Management currently believes that cash flows from operations should be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2005 however, if they are not, management will seek equity funding from the public capital markets , so long as there are no material adverse changes to the terms or availability of our warehouse lines of credit, we believe we can meet our liquidity and capital needs at current production levels at least through fiscal 2005. However we are currently exploring possible liquidity sources either through additional borrowings or potential capital partners to enable us to increase our loan production and expansion. Future offerings are probable in order to fund the acquisition growth by the Company. The Company anticipates raising equity capital in the amount of $3 million during 2005 in order to fund the integration of this growth. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any equity financing could result in dilution to existing stockholders.

Interest Rate Risks

     The uncertainty, which potentially has the single largest effect on the results of operations of the Company, is interest rate trends. Trends in interest rates are not only important to the refinance business, but are also very important in the purchase market as well. As interest rates rise, more individuals are eliminated as potential borrowers. The reason for this is simple – as interest rates get higher, so do the mortgage payments. Higher payments mean fewer people have the ability to qualify for loans. Historically, a rising interest rate market is more difficult for mortgage bankers like us to deal with than for banks. The reason for this is that banks tend to have an advantage in an adjustable rate market, because banks have the ability to hold loans and, therefore, can be more creative in designing adjustable rate loans to fit the borrower’s needs. Mortgage bankers are limited to loan products that can be sold in the secondary market or securitized. These programs have become more competitive in recent years, but banks still retain a competitive advantage.

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

Since we do not comply with the restrictive covenants, there is the possibility that we may lose the credit facility at any time, which would cause a negative impact on the way we do business and a material adverse effect on our results of operations and financial condition.

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

Most of our assets are pledged to secure debt leaving few if any assets that might be distributed to shareholders in liquidation. Due to our financing needs, with the occasional exception of loans funded by us, all of our mortgage assets will be used to secure purchase agreements, bank borrowings or other credit arrangements for at least the near future. We hope to be able to fund more loans ourselves at some point in the future, but may never be able to do on a significant scale. At most times, our debt under the line of credit is approximately equal to the value of our mortgage loan assets. Therefore, such mortgage assets would not be distributed to stockholders in the event of liquidation, except to the extent that the market value of the assets exceeds amounts due our creditors. The market value of the mortgage assets will fluctuate as a result of market factors such as interest rates and prepayment rates as well as the supply of, and demand for, such mortgage assets. In the event of the bankruptcy of a counter-party with whom we have an agreement, we might experience difficulty recovering our pledged mortgage assets, which may adversely affect our operations and financial condition.

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

We may issue Preferred Shares which have preferences over common shares. Our Certificate of Incorporation authorizes the issuance of Preferred Shares with designations, rights and preferences as determined from time to time by its Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue series of Preferred Shares with dividends, liquidation, conversion, voting or other rights that could adversely affect the rights of the holders of common shares. The voting rights of any Preferred Shares, however, are limited by the Certificate of Incorporation and cannot exceed the voting rights of any common shares. The issuance of preferred shares can be used as a method of discouraging, delaying or preventing a change of control of the Company.

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

Item 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Consumer Direct of America
Las Vegas, Nevada

We have audited the consolidated balance sheet of Consumer Direct of America and Subsidiary (the “Company”) as of December 31, 2004 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statement referred to above presently fairly, in all material respects, the financial position of Consumer Direct of America and Subsidiary as of December 31, 2004 and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit as of December 31, 2004, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ De Joya & Company
De Joya and Company.
Henderson, Nevada
May 6, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Consumer Direct of America
Henderson, Nevada

We have audited the accompanying consolidated balance sheet of Consumer Direct of America (a Corporation), as of December 31, 2003, and the related consolidated statement of income and accumulated deficit, the statement of changes in stockholders’ equity, and the consolidated statement of cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumer Direct of America as of December 31, 2003, and the result of its operations, accumulated deficit, and its cash flows for the period ended December 31, 2003 in conformity with U.S. generally accepted accounting.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit as of December 31, 2003, which raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 15 to the financial statements, certain errors primarily resulting from understatement of previously reported interest expense and shares of common stock outstanding as of December 31, 2003, were discovered by management of the Company during the current year. Accordingly, an adjustment has been made to accumulated deficit as of December 31, 2003, to correct the error.

Chavez & Koch, CPA’s

April 14, 2004
Henderson, Nevada

CONSUMER DIRECT OF AMERICA AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

December 31,
2004
Assets
Current assets:
Cash and cash equivalents	$198,141
Mortgage loans held for sale	10,905,777
Accounts receivable and receivables from loans sold, net	230,712
Prepaid and other current assets	266,948

Total current assets	11,601,578

Property and equipment, net	2,497,244

Other assets:
Notes receivable	—
Goodwill	4,071,414
Other assets, net	3,655,781

Total other assets	7,727,195

Total assets	$21,826,017

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,391,488
Bridge notes payable	5,869,682
Interest payable	52,683
Notes payable	1,192,862
Notes payable – related party	150,000
Line of Credit	12,366,181

Total current liabilities	22,022,896
Long-term liabilities:
Long term debt, net of current portion	479,127

Total long- term liabilities	479,127

Total liabilities	22,502,023

Minority interest	(532,595)
Stockholders’ deficit:
Preferred stock, $0.01 par value, 15,000,000 shares authorized 0 issued and outstanding at December 31, 2004	—
Common stock, $0.001 par value, 100,000,000 and 7,306,675 shares issued and outstanding December 31, 2004	7,306

Additional paid-in capital	17,953,311
Treasury stock, cost method	(271,600)
Accumulated deficit	(17,832,428)

Total stockholders’ (deficit)	(143,411)

Total liabilities and stockholders’ (deficit)	$21,826,017

See accompanying notes to consolidated financial statements.

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 (RESTATED)

	2004	2003
		(restated)
Revenues
Loan origination and sale of mortgage loans	$6,566,094	$8,744,891
Marketing revenues and commissions	—	648,539
Rental income	—	850

Total revenue	6,566,094	9,394,280
Expenses
Selling, general and administrative	13,795,416	10,649,786
Depreciation expense	633,911	593,037

Total expenses	14,429,327	11,242,823
Loss from operations	(7,863,233)	(1,848,544)

Other (expense) income
Interest income	—	11,465
Interest expense	(1,588,147)	(1,527,202)
Debt discount expense	(2,489,916)	—
Other income (expense)	490,483	343,840

Total other (expense) income	(3,587,580)	(1,171,927)
Loss before minority shareholder interest	(11,450,813)	(3,020,470)

Loss applicable to minority shareholder interest	262,727	—

Net loss	(11,188,086)	(3,020,470)
Dividends on preferred shares	(74,559)	—
Net loss applicable to common shareholders	$(11,262,645)	$(3,020,470)

Net loss per share, basic and diluted	$(2.09)	$(1.15)

Net loss per common share, applicable to common shareholders, basic and diluted	$(2.11)	$(1.15)

Weighted average number of common shares outstanding, basic and diluted	5,349,423	2,637,297

See accompanying notes to consolidated financial statements.

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 (RESTATED)

	2004	2003
		(restated)
Cash flows from operating activities:
Net (loss)	$(11,188,086)	$(3,020,470)
Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation	633,911	593,037
Write down on capitalized investments	360,000
Stock based expenses	5,334,903	1,157,360
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	506,886	(144,433)
(Increase) decrease in mortgage loans held for sale	(7,626,394)	—
(Increase) decrease in prepaid expenses	267,069	8,722
(Increase) decrease in other assets	(1,805,857)	(39,729)
Increase (decrease) in accounts payable and accrued expenses	93,058	(13,664)
Increase (decrease) in interest payable	36,269	4,120
(Increase) decrease in minority shareholder interest	(532,595)	—
Cash acquired related to purchase of Ocean West	159,505

Net cash used in operating activities	(13,761,331)	(1,455,007)

Cash flows from investing activities:
Purchase of fixed assets	(1,261,260)	(271,878)
Payment received on notes receivable	30,875	—

Net cash used in investing activities	(1,230,385)	(271,878)

Cash flows from financing activities:
Advances on lines of credit	9,070,414	—
Proceeds from related notes payable	15,000	224
Proceeds from bridge loans	5,574,082	295,600
Proceeds from long term debt		950,897
Payments of long term debt		(228,218)
Purchase of treasury stock	(556,600)	—
Increase in additional paid in capital		551,487
Dividends paid on preferred shares of subsidiary	(74,559)	—
Issuance of common stock	—	224

Net cash provided by financing activities	15,187,268	1,569,990

Net increase (decrease) in cash and cash equivalents	195,552	(156,895)
Cash and cash equivalents, beginning of period	2,589	159,484

Cash and cash equivalents, end of period	$198,141	$2,589

Supplemental disclosure of cash flow information
Interest paid	$115,310	$—

See accompanying notes to consolidated financial statements.

CONSUMER DIRECT OF AMERICA AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 (RESTATED)

						Additional		Total
	Common Stock		Preferred Stock		Treasury	Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity (Deficit)
Balance December 31, 2002	1,722,080	$1,722	—	—	—	$5,580,407	$(3,549,312)	$2,032,817

Stock issuance for conversion of debt March 31, 2003	1,164,150	1,164				942,984		944,148
Stock issuance for assets May 1, 2003	25,000	25				149,475		150,000
Stock issuance for cash July 28, 2003	1,250	1				2,499		2,500
Stock issuance for conversion of debt October 1, 2003	17,600	18				63,982		64,000
Stock issuance for Pro Mortgage acquisition November 30, 2003	150,000	150				761,060		761,210
Stock issuance for conversion of debt, December 31, 2003	8,450	8				17,741		17,749
Donated capital December 31, 2003						350,000		350,000
Net loss for year ended December 31, 2003							(3,020,470)	(3,020,470)
Interest charges for Bridge notes	306,641	304				1,517,896	—	1,518,200
Blue Star acquisition adj						(349,976)	—	(349,976)

Balance December 31, 2003 (restated)	3,392,171	$3,392	—	—	—	$9,036,568	$(6,569,782)	$2,470,178

See accompanying notes to consolidated financial statements.

CONSUMER DIRECT OF AMERICA AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 (RESTATED)

						Additional		Total
	Common Stock		Preferred Stock		Treasury	Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity (Deficit)
Balance December 31, 2003 (restated)	3,392,171	$3,392				$9,036,568	$(6,569,782)	$2,470,178
Treasury stock purchased March 31, 2004					(556,600)			(556,600)
Issuance of stock	737,000	737				1,397,801		1,398,538
Stock issued for debt conversion	1,228,292	1,228				508,505		509,733
Treasury stock issued for services					285,000			285,000
Stock issued for services	901,402	901				259,629		260,530
Stock issued for debt	19,666	20				39,312		39,332
Stock issued for warrant	255,763	256						256
Stock issued for acquisition	622,381	622				1,178,167		1,178,789
Stock issued as collateral	300,000	300				—		300
Pro Mortgage rescission	(150,000)	(150)				(761,060)		(761,060)
Warrants						900,363		900,363
Debt discount related to beneficial conversion feature						5,394,026		5,394,026
Dividends paid to preferred shares of subsidiary							(74,559)	(74,559)
Net loss							(11,188,086)	(11,188,086)
Balance December 31, 2004	7,306,675	$7,306	—	—	$(271,600)	$17,953,311	$(17,832,428)	$(143,411)

See accompanying notes to consolidated financial statements.

CONSUMER DIRECT OF AMERICA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has an accumulated deficit of $17,832,428 as of December 31, 2004, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management currently believes that cash flows from operations should be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2005 however, if they are not, management will seek equity funding from the public capital markets, so long as there are no material adverse changes to the terms or availability of our warehouse lines of credit, we believe we can meet our liquidity and capital needs at current production levels at least through fiscal 2005. However we are currently exploring possible liquidity sources either through additional borrowings or potential capital partners to enable us to increase our loan production and expansion. Future offerings are probable in order to fund the acquisition growth by the Company.

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net ordinary loss before minority interest of $11,450,813 during the year ended December 31, 2004. Although a substantial portion of the Company’s cumulative net loss is attributable to non-cash operating expenses, management believes that it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management is attempting to raise additional equity and debt financing to sustain operations until it can market its services, expands its customer base, and achieves profitability. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

Principles of Consolidation:

The consolidated financial statements include the accounts of Consumer Direct and the accounts of Ocean West Holding Corporation and Subsidiary of which the Company, on July 15, 2004, acquired 84.9% of the outstanding common stock through a stock exchange affected pursuant to a Purchase and Sale of Capital Stock Agreement. The minority shareholder interest of 15.1% of Ocean West Holding Corporation amounts to $532,595 which is reflected on the accompanying consolidated balance sheets. All significant inter-company accounts and transactions have been eliminated.

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

Concentration of Credit Risk:

The Company maintains, at times, cash balances at certain financial institutions in excess of amounts insured by federal agencies. For the year ended December 31, 2004 and the year ended December 31, 2003; 4 buyers purchased 25%, 23%, 20% and 10% (December 31, 2004), of the Company’s mortgages. The Company acquired Ocean West on July 1, 2004 and did not have any activity for 2003.

Cash and Cash Equivalents:

For the purpose of the statement of cash flows, the Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents.

Mortgage Loans Held for Sale:

Mortgage loans held for sale to investors are stated at the lower of cost or market value computed on the aggregate method by residential loan type (unrealized losses are offset by unrealized gains) and are evaluated at the end of each year, and are determined by outstanding commitments from investors or current investor yield requirements. The amount by which cost exceeds market value is accounted for as a valuation allowance and any changes in the valuation allowance are included in the determination of net income. As of December 31, 2004 and December 31, 2003, there was no valuation allowance required as

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

cost was estimated not to exceed market value. A substantial portion of loans was sold to investors within 30 days subsequent to December 31, 2004 and December 31, 2003.

Mortgage Servicing:

The Company recognizes as separate assets or liabilities the obligation to service mortgage loans for others, through loan origination, by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair values. Amortization of mortgage service assets or rights (“MSRs”) is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSRs. Amortization of mortgage service liabilities (“MSLs”) is based on the ratio of net servicing costs paid in the current period to total net servicing costs projected to be paid from the MSL. Projected net servicing income is in turn determined by the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. MSRs are periodically evaluated for impairment, which is recognized in the statement of operations during the applicable period through additions to an impairment reserve. For purposes of performing its impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics including loan type and interest rate. The Company has determined that no impairment allowance is needed as of December 31, 2004 and December 31, 2003.

For the year ended December 31, 2004 and December 31, 2003, no mortgage servicing rights were capitalized. Amortization expense related to mortgage servicing rights for the years ended December 31, 2004 and December 31, 2003, was $6,576 and $0, respectively.

Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty years. Depreciation expense related to property and equipment was $633,911 and $593,037 for the year ended December 31, 2004 and the year ended December 31, 2003. Maintenance and repairs are charged to operations when incurred. Major betterments and renewals are capitalized. Gains or losses are recognized upon sale or disposition of assets.

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

Intangible Assets

The Company has adopted FASB 142. Under guidance of SFAS 142, net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. Of the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting units’ goodwill (as defined in SFAS 142) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

After reviewing the requirements of FASB 142, the Company has decided to write off all of the goodwill on the books except for the goodwill associated with Las Vegas Mortgage and Ocean West the Company does not feel there has been any impairment of the Goodwill for these two acquisitions as shown on the financial statements, due to; increases in number of contracts for the company, increase in revenues for the company, decreases in expenses for the company and decreases in overhead for the company.

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

Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders after reducing net income by preferred stock dividend, by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Common stock equivalents have not been included in the earnings per share computation for the years ended December 31, 2004 and 2003 as the amounts are anti-dilutive.

Advertising:

The Company expenses advertising costs as incurred. The advertising costs for the year ended December 31, 2004 and the year ended December 31, 2003 were $541,025 and $42,119, respectively.

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

Stock Issued for Services:

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

The amounts that have been charged against income for those services were $1,684,000 and $0 for 2004, and 2003, respectively.

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

New Accounting Pronouncements:

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

Reclassifications:

Certain prior year balances have been reclassified to conform to current year presentation. Such classifications had no effect on net income.

(2)	Property and Equipment:

A summary is as follows:

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

December 31,
2004
Furniture fixtures, and equipment	$1,780,268
Computer equipment	1,502,520
Software	880,692
Leasehold improvements	137,038
Automobiles	16,946

4,317,464
Less accumulated depreciation and amortization	(1,820,220)

$2,497,244

(3)	Goodwill

The origin of Goodwill is from two transactions:

Purchase of Las Vegas Mortgage	$1,372,916
Purchase of Ocean West	$2,698,498

Total	$4,071,414

The Las Vegas Mortgage purchase took place in June of 2003 and the Ocean West was purchased in July of 2004.

The goodwill arose out of the difference between the purchase price and the fair market value of assets received.

In June of 2003, the Company acquired all of the outstanding stock of Las Vegas Mortgage in exchange for $100,000 in cash and $1,361,725.74 of the Company’s stock. The purpose of the transaction was to expand its interests in the Las Vegas market. Las Vegas Mortgage had branches and relationships in the Las Vegas Area. The Company had a call center in Las Vegas and wanted to get into the Mortgage Business in Las Vegas. This acquisition allowed the Company to have an immediate large position in Las Vegas. The Company is now one of the largest take out lenders in the Western United States and it is all based from the Las Vegas operations. With the acquisition of Las Vegas Mortgage the Company was able to move its corporate headquarters to Las Vegas and expand its network. The acquisition of Las Vegas Mortgage was key in the expansion and growth of the Company from a small mortgage company in California to a major mortgage broker in the Western States.

In July of 2004, the Company purchased 84.9% stock interest in Ocean West. The purpose of the transaction was to acquire a mortgage branch network with licenses in 36 states and a mortgage bank. With this acquisition the Company has expanded its branch net work across the country. The Company could have taken the time and money to put together its own network and it would have taken at least two to three years and more money than was

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

expended in the acquisition of Ocean West. The Ocean West acquisition has allowed the Company to double its production and jump into banking to gain additional revenue from the same volume.

The Company has adopted FASB 142. Under guidance of SFAS 142, net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. Of the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting units’ goodwill (as defined in SFAS 142) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections.

After reviewing the requirements of FASB 142, the Company has decided to write off all of the goodwill on the books except for the goodwill associated with Las Vegas Mortgage and Ocean West the Company does not feel there has been any impairment of the Goodwill for these two acquisitions as shown on the financial statements, due to; increases in number of contracts for the company, increase in revenues for the company, decreases in expenses for the company and decreases in overhead for the company.

The Las Vegas operation has proved to be a success and the acquisition of the Ocean West facility has only served to increase the company’s value to shareholders and there has been no reduction in the usefulness of the asset as of December 31, 2004.

(4)	Other Assets

As of December 31, 2004, other assets is comprised of the following:

Unamortized debt discount	$2,094,100
Capitalized investments	352,829
Various other assets	398,842

$3,655,781

(5)	Credit Facilities and Joint Venture Agreement

On September 21, 2004 the Company entered into a term loan facility with Club Vista Holdings Inc., (“Club Vista”) pursuant to which a revolving line of credit arrangement for which $5,000,000 can be borrowed from time to time on a secured basis. Collateral shall be

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

evidenced by an assignment of Borrowers interest in all mortgage notes for which funds have been advanced. Interest under the term loan facility will be determined and imposed in accordance with the respective cost of funds that Lender may incur. The maturity will be on a revolving basis for the incurrence of indebtedness for the period of one year. The funds advanced under this facility will be used exclusively as follows; to fund home loans and various costs, fees, expenses and other payments made in connection with the loans made by the Borrower, to fund any fees relating to warehouse banking lines and for any such purposes specifically authorized by the Lender in writing. The net proceeds related to the term loan shall be divided 50/50 between the Company and Club Vista of which the Company shall maintain at all times a separate accounting for such transactions. As of December 31, 2004, the Company’s balance on this facility was $5,000,000. For further information refer to Note (8) in the Notes to consolidated financials statements as described herein.

On September 14, 2004, the Company entered into a joint venture agreement with Club Vista to offer a product, home equity lines of credit or HELOC. The proceeds of such will be split 50/50 between both parties. The credit facility of this joint venture shall be contributed by Club Vista in the form of a mortgage warehouse credit facility for $10,000,000 to be collateralized by the Note and Deed of Trust on each and every loan transaction. Borrowings may only be used for the sole purpose of warehousing CDA loans. No interest shall be paid on the initial contributions to the capital of the joint venture. The joint venture may be dissolved at any time by agreement by both parties. As of December 31, 2004, the balance of the facility was $3,271,276.

(6)	Warehouse Lines of Credit

The Company has an $8,000,000 mortgage loan purchasing warehouse line of credit with Provident Consumer Financial Services, collateralized by the related mortgage loans receivable. Interest is due monthly at the bank reference rate plus an established percentage (totaling 6.93% at December 31, 2004). At December 31, 2004 the outstanding balance under the warehouse line of credit was $8,214,512.

The Company has another $5,000,000 mortgage loan purchasing warehouse line of credit with Warehouse One, collateralized by the related mortgage loans receivable. Interest is due monthly at prime plus an established percentage ranging from 3.0% to 4.5%, respectively. At December 31, 2004 the interest rate was 5.5%. Each advance is to be repaid within 45 days of the advance. At December 31, 2004 and 2003 the outstanding balance under this warehouse line of credit was $424,634 and $0, respectively. This line is secured with deeds of trust that are held by the bank until the loans are sold.

The warehouse line of credit has restrictions as to the types of loans (and the maximum amounts per individual loans) for which said line can be used. Furthermore, the line can only be used to fund 98% of loan amounts, as defined; the remaining 2% must be funded by the Company utilizing its own cash resources.

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

The warehouse line of credit agreement with Warehouse One contains restrictive covenants relating to net worth, tangible net worth, and various ratios, as defined. The Company is not in compliance with such covenants. The loan agreement with Warehouse One contains a restrictive covenant relating to tangible net worth of not less than $3,000,000.

We have a balance of loans through First Collateral Services. First Collateral ceased providing us funds under the line effective April 30, 2003. The outstanding balance on the First Collateral Services line of credit is being paid off as the loans securing the lines are sold. As of December 31, 2004 the outstanding balance with First Collateral Services was $455,759. Until January 2003, we had frequently drawn amounts in excess of the limit on the line. It bears interest at 8% and the rate on December 31, 2004 was 4.311%.

(7)	Long-Term Debt:

A summary of long term debt is as follows:

December 31,
2004
Convertible secured promissory note payable to BT Venture Fund, bearing interest at 10% per annum or default interest of 18% compounded daily, payable June 15, 2005. Note has the ability to convert to the Company’s common stock at a conversion price per share equal to the lesser of (a) $1.50 and (b) 70% of the price per share for which shares of common stock, issued by maker to purchasers in equity financing. See footnote (8)	$369,682
Convertible secured with substantially all the assets of the Company, promissory note payable to an individual, bearing interest at 10% per annum, secured by 300,000 shares of the Company’s common stock, payable June 15, 2005. Note has a convertible feature to convert to the Company’s common stock at a exercise price equal to $0.001 per share, number of shares determined by multiplying the principal amount by 50%and dividing by the stock’s closing trading price on the OTCBB on the date thereof. See footnote (8)	500,000
Note payable to a bank, bearing interest at 6%, paid in full.	—
Bridge financing notes payable to investors, bearing interest at 10% per annum, secured by assets of the Company. These notes have been paid in full.	—
Unsecured promissory note payable to an individual, bearing interest at 10% per annum, due on February 1, 2005.	80,260
Unsecured promissory note payable to an individual, bearing interest at 10% per annum, due on March 5, 2005.	52,715
Unsecured promissory note payable to an individual, bearing interest at 10% per annum, payable upon demand.	150,000

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

December 31,
2004
Unsecured promissory note payable to a related party, bearing interest at 10% per annum, payable upon demand.	150,000
Unsecured note payable to a related party, originally bearing interest at 15% per annum, payable in monthly interest installments with all unpaid principal and interest due March 1, 2007. At September 30, 2002, the interest rate was reduced to 12%.	35,000
Unsecured note payable to a related party, originally bearing interest at 24% per annum, payable in monthly interest installments with all unpaid principal and interest due March 1, 2007. At September 30, 2002, the interest rate was reduced to 12%.	50,000
Unsecured note payable to bank bearing interest at 4.5% due November 7, 2003. Secured by certificate of deposit. (A)	92,000
Unsecured note payable to an individual, bearing interest at 12% per annum, payable in monthly interest installments with all unpaid principal and interest due December 1, 2003. (A)	182,626
Unsecured note payable to an individual, bearing interest at 12% per annum, payable in monthly interest installments with all unpaid principal and interest due March 1, 2004.	185,000
Unsecured note payable to an individual, bearing interest at 12% per annum, payable in monthly interest installments with all unpaid principal and interest due November 1, 2003. (A)	250,000
Unsecured note payable to an individual, bearing interest at 10% per annum, payable in monthly interest and principal installments of $2,193.93 with all unpaid principal and interest due December 31, 2019.	148,731
Unsecured note payable to stockholder, bearing interest at 13% per annum payable in monthly interest installments with all unpaid principal and interest due June 30, 2008.	45,000
Unsecured note payable to stockholder, bearing interest at 14% per annum payable in monthly payments of $2,203 including principal and interest; with all unpaid principal and interest due April 1, 2017.	249,232

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

December 31,
2004
Unsecured note payable to Indy Mac, bearing interest at 0% per annum payable in monthly payments of $12,500 with all unpaid principal due October, 2005	151,425

2,691,671
Less current maturities	(2,212,544)

$479,127

(A)	These loans are past due their maturities. Management is in the process of negotiating extended terms.

The following table summarizes the aggregate maturities of long-term debt:

Years ending
2005	$2,212,544
2006	52,764
2007	137,764
2008	97,764
2009	52,764
Thereafter	138,071

$2,691,671

Interest expense incurred under long term debt obligations amounted to $1,588,147 and $1,527,202, for the year ended December 31, 2004 and the year ended December 31, 2003.

(8)	Convertible Debenture

During December 31, 2004, the Company entered into three convertible debentures totaling $5,620,000 of which $5,000,000 was remaining at December 31, 2004. Additionally, certain debt holders were entitled to warrants to purchase 116,667 shares of common stock at a weighted average exercise price of $2.38 per share. In accordance with EITF 00-27, the Company has determined the value of the convertible debenture and the fair value of the detachable warrants issued in connection with this debt. The estimated value of the warrants of $275,750 was determined using the Black-Scholes option pricing model under the following assumptions: life of 1 year, risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 142%. The face amount of these debts of $5,620,000 was proportionately allocated to the convertible debt and the warrants in the amounts of $5,440,925 and $179,075, respectively. These notes were then allocated between the debt and the beneficial conversion feature, which attributed to $5,000,000 and $440,925, respectively. The combined total discount is $122,667, which is being amortized over the term of the convertible debt. For the year ended December 31, 2004, the Company has amortized a total of $2,489,916.

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

(9)	Commitments and Contingencies:

Operating Leases

The Company leases its facilities and certain equipment under noncancellable operating leases that expire through the year 2007. These agreements generally provide that the Company pay operating costs such as taxes, insurance, and maintenance.

Future annual minimum payments under operating leases are as follows:

Years ending December 31,
2005	$802,428
2006	802,248
2007	570,536
Thereafter	—

$2,175,212

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

On April 14, 2004, the Company commenced an action against Consulting Services LLC. Consulting Services LLC instituted a counterclaim on April 19, 2004, against the Company. Both claims are contented by the parties to be of a breach of contract nature from a certain Asset Acquisition Agreement in which the Company claims never consummated therefore services are not liable under the agreement. The counterclaim is of a similar nature which CDA is claiming no liability and Consulting Services LLC is asking for the amount of stock agreed to be given for services per the acquisition agreement of approximately 2.4 million shares of the Company’s stock valued at the time to be approximately $1.8 million and $655,321 for certain liabilities the Company were to assume per the agreement upon closing. The Company is asserting its position of no liability and asking for approximately $712,859 of which was advanced to Consulting Services prior to the knowledge that the transaction was not to close. In April of 2005, the Company filed a motion for summary

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

judgement. Management of the Company anticipates a favorable outcome and has determined it is not necessary to impair this investment.
Employment Agreements

Our employment agreement with Michael Barron requires him to perform the duties of Chief Executive Officer at an annual salary of $180,000. He received 160,000 shares of restrictive stock which vests ratably on a monthly basis during the first two years of the term of the agreement. He also received an option to purchase 80,000 shares of common stock at a price of $5.00 per share. In addition, Mr. Barron is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual income exceeds projected income. He is entitled to the same benefits afforded to other executives. He is also entitled to a car allowance of $1,000 per month. His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Mr. Barron’s employment agreement commenced as of June 15, 2002 and terminates on June 14, 2006.

Our employment agreement with Wayne Bailey requires him to perform the duties of Chief Financial Officer at an annual salary of $180,000. He received 160,000 shares of restrictive stock which vests ratably on a monthly basis during the first two years of the term of the agreement. He also received an option to purchase 80,000 shares of common stock at a price of $7.40 per share. In addition, Mr. Bailey is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual income exceeds projected income. He is entitled to the same benefits afforded to other executives. He is also entitled to a car allowance of $1,000 per month. His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Mr. Bailey’s employment agreement commenced as of November 1, 2002 and terminates on November 1, 2006.

Our employment agreement with Joseph Cosio-Barron requires him to perform the duties of Vice President Corporate Counsel at an annual salary of $120,000. He received 160,000 shares of restrictive stock which vests ratably on a monthly basis during the first two years of the term of the agreement. He also received an option to purchase 80,000 shares of common stock at a price of $7.40 per share. In addition, Mr. Cosio-Barron is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

income exceeds projected income. He is entitled to the same benefits afforded to other executives. He is also entitled to a car allowance of $1,000 per month. His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Mr. Cosio-Barron’s employment agreement commenced as of June 15, 2002 and terminates on June 14, 2006.

No amounts are accrued for the deferred compensation as the Company has had no pre-tax profits.

(10)	Preferred Stock:

The Company’s articles of incorporation authorize up to 15,000,000 shares of $0.01 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time and in such quantities the board of directors may determine. All shares of any one series shall be equal in rank and identical in all respects. Preferred stockholders have liquidation preference up to the amount of the original equity investment. Each share of preferred stock is convertible into one share of common stock. As of December 31, 2004, there were no preferred shares issued.

The Company’s subsidiary, Ocean West Holding Corp., had preferred stock issued and outstanding at the end of 2004. There were $74,559 of dividends paid during the year.

(11)	Acquisition or Disposition of Assets

On July 15, 2004, the Company acquired 84.9% of the outstanding common stock of Ocean West Holding Corporation through a stock exchange affected pursuant to a Purchase and Sale of Capital Stock Agreement. Marshall L. Stewart, Daryl S. Meddings, Enfo Loan Corporation, Kingsley and Nancy Cannon and Dale and Suzanne Delmege agreed to sell 4,921,930 of their shares of common stock of Ocean West Holding Corporation to CDA in exchange for 622,381 shares of CDA (the “Transfer”). The consideration was based on the average monthly trading prices of each company’s shares for the month of June 2004. The Transfer results in CDA having majority control and ownership, of Ocean West Holding Corporation. See Note (18) Subsequent Events.

Ocean West Holding Corporation is a holding company, which holds all of the issued and mortgage banking company primarily engaged in the business of originating and selling loans secured by real property with one to four units.

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

During January 2004 the Company entered into an agreement to acquire certain stated assets and to assume certain stated liabilities of Consulting Services LLC., a Georgia corporation (“CSLLC”) through a stock exchange to be effected pursuant to an Asset Acquisition Agreement. According to the Agreement, CSLLC should transfer to the Registrant (the Company) the stated assets and stated liabilities of CSLLC and the Registrant should issue to the two stockholders of CSLLC an aggregate of 4,764,427 pre-split or 238,221 shares post-splitof the common stock, par value $0.001, per share, of the Registrant. The amount of consideration was determined by arms-length negotiations between the Registrant and the stockholders of CSLLC.

After paying some of the expenses of CSLLC’s operations from January through March 2004, the Company discovered possible violations and certain undisclosed material issues of the Asset Purchase Agreement by CSLLC.

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

On October 1, 2004, the Company rescinded its acquisition agreement with Pro Mortgage Corporation (“Pro Mortgage”). On November 20, 2003 the Company and Pro Mortgage entered into an acquisition agreement, whereby Pro Mortgage and the Company agreed to exchange 1,000 shares of Pro Mortgage capital stock, representing 100% of the issued and outstanding capital stock of Pro Mortgage, in exchange for 3,000,000 shares of the Company’s capital stock, (the “Exchange”). The Exchange was never duly authorized and approved by the parties thereto, and each of the parties hereto desired to rescind the exchange. In connection with such rescission the Company transferred and assigned its shares of the Pro Mortgage capital stock to the Pro Mortgage shareholders and the Pro Mortgage shareholders transferred back its shares of the common stock of the Company.

The rescission shall have the effect of placing the Company in the position it was in prior to the Merger. Pursuant to the Rescission Agreement, the liabilities and assets of Pro Mortgage that existed at the time of the Merger and as existed as of the closing of the Recession Agreement, shall remain the liabilities and assets of Pro Mortgage. The Company views this rescissior as nullification and accordingly has not included any operating activities related to Pro Mortgage in the accompanying consolidated financial statements.

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

(12)	Stock Option Plans

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and the related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 (FASB 123), “Accounting for Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company’s employee stock options is equal to or greater than the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

The Consumer Direct of America Stock Incentive Plan 2002 (the “Plan”) provides for the grant of 1,950,000 incentive or non-statutory stock options to purchase common stock. Employees who share the responsibility for the management growth or protection of the business of the Company and certain Non-Employee (“Selected Persons”), are eligible to receive options which are approved by a committee of the Board of Directors. These options primarily vest over five years and are exercisable for a ten-year period from the date of the grant. No stock options or awards may be granted under this plan after October 15, 2012.

On March 14, 2002, the Company’s Board of Directors granted Michael Barron, Paul Grady, Michael Accardi and Terry Vickery the option to purchase 80,000 shares (post-split) of Common Stock par value $.001 per share of the Company at an option exercise price of the lower of the two, the fair market value of such shares on the date of grant of such options, of which the fair market value of a share of common stock on any date shall be equal to the closing price of the last preceding day on which shares were traded ($5.00 at March 13, 2002) or $10 per share. The right to exercise such option will vest in five equal installments over a period of five years beginning on March 15, 2002. The option expires on March 15, 2012.

On May 12, 2003, the Company’s Board of Directors granted Wayne Bailey and Joseph Cosio-Barron the option to purchase 80,000 shares (post-split) of Common Stock par value $.001 per share of the Company at an option exercise price of the lower of the two, the fair market value of such shares on the date of grant of such options, of which the fair market value of a share of common stock on any date shall be equal to the closing price of the last preceding day on which shares were traded ($7.40 at May 11, 2003) or $10 per share. The right to exercise such option will vest in five equal installments over a period of five years beginning on May 13, 2003. The option expires on March 13, 2013.

Additional warrants were granted in 2004 to consultants, bridge loans and investors these warrants totaled 809,695.

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted beginning in the fiscal year subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2004: risk free rate of 3.5%; no dividend yield; volatility factors of the expected market price of the Company’s common stock of 142%; and weighted-average expected life of the option of five years. For the year ending December 31, 2003: risk-free interest rate of 3.5%; no dividend yield; volatility factors of the expected market price of the Company’s common stock of 188%; and weighted-average expected life of the option of five years. For the year ending December 31, 2002: risk-free interest rate of 3.5%; no dividend yield; volatility factors of the expected market price of the Company’s common stock of 304%; and weighted-average expected life of the option of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period.

The Company’s pro forma information follows:

	December 31,	December 31,
	2004	2003
Pro forma net (loss) income applicable to common shareholders	$(11,262,465)	$(6,212,806)
Pro forma net (loss) income applicable to common shareholders per share basic & diluted	$(2.11)	$(2.36)

A summary of the Company’s stock option activity follows:

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

	December 31, 2004		December 31, 2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding – beginning of year	1,200,000	$6.60	240,000	$10.00
Granted	—	$—	960,000	3.33
Exercised	—	$—	—	—
Cancelled	—	$—	—	—

Outstanding – end of year	—	$—	—	$—

Exercisable – end of year	1,200,000	$6.60	1,200,000	$6.60

(13)	Stock Incentive Plan:

On May 21, 2004, the Company filed a Form S-8 to register 750,000 shares of its common stock at an offering price of $2.20 per share. All of the shares have been issued under this plan.

(14)	Deferred Income Taxes:

Income taxes are generally provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets for financial and income tax reporting.

Currently there are no federal income taxes due.

As of December 31, 2004, the Company had a net operating loss carry forward of approximately $11,615,000 for tax purposes, which will be available to offset future taxable income. If not used, this carry forward will begin to expire in 2017.

The deferred tax assets relating to the net operating loss carry forward has been fully reserved as of December 31, 2004.

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

(15)	Restatement

Throughout the year ended December 31, 2003, the Company failed to record the issuance of an additional 303,640 shares (6,072,800 shares pre-split) in connection with the conversion of various bridge loans. The shares were issued upon reaching agreements with various lenders who demanded additional interest payments on their loans due to the late issuance of shares of common stock. The additional shares were valued at $.25 per share, which represents the average trading value of the Company’s common stock throughout the year. As a result, the Company recorded additional interest expense in the amount of $1,518,200 and increased Common Stock and Additional Paid in Capital – Common Stock by $304 and $1,517,896, respectively.

Additionally, in 2002, the original treatment of the Consumer Direct / Blue Star Coffee reverse merger did not properly reflect the requirement to eliminate the acquired retained earnings / accumulated deficit. Accordingly, for accounting purposes the transaction should have been accounted for as had Consumer Direct acquired Blue Star Coffee. Consumer Direct was the surviving Company and its accumulated deficit survives the transaction. In this regard, an adjustment should have been made to eliminate the historical stockholders’ equity accounts of Blue Star Coffee, the accounting acquiree. The financial statements presented should only reflect the historical financials of Consumer Direct.

As a result the Company recorded to additional paid in capital the amount of $349,976 and miscellaneous expense for $24,017 which offsets retained earnings for $373,993.

The total restatement recorded to 2003, resulted in an accumulated deficit for the period of $6,569,782.

During the quarter periods ended March 31, 2004, June 30, 2004 and September 30, 2004, the Company issued shares of common stock which were not properly valued. Additionally, the Company reflected a $5,000,000 revolving line of credit with Club Vista as having been converted into preferred shares for the quarter ended September 30, 2004. However, Club Vista did not ratify such conversion of its line of credit into preferred shares. As a result of these improperly valued common stock issuances and mistreatment of the Club Vista line of credit, the Company anticipates amending the previously filed 2004 Form 10-QSBs in the near future.

(16)	Related-Party Transactions:

CONSUMER DIRECT OF AMERICA & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FROM THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

On October 25, 2004, the Company borrowed $150,000 in the form of a note payable with interest of 10% per annum and payable upon demand, from its Chairman, CEO and Director, Michael Barron.

On July 15, 2004, Marshall L. Stewart and Daryl S. Meddings, officers of Ocean West Holding Corporation agreed to sell 4,106,776 of their shares of common stock of the Ocean West to CDA in exchange for 519,310 shares of CDA for an approximate value of $983,573, based on the average trading prices of the respective stocks for the month of June 2004. Mr. Stewart and Mr. Meddings currently own combined 7% of the shares of the Company and are currently on the board of Ocean West as well as officers.

(17)	Default on Loan Covenants

Pursuant to the terms of the loan and the specific loan covenants of the line of credit agreements with WarehouseOne, LLC, the Company is required to maintain a minimum corporate net worth of $3,000,000 and a minimum combined corporate / guarantor tangible net worth of $7,000,000. As the stockholder’s equity of the company as of December 31, 2004 was $(143,411), per the terms of the contract, this has created an event of default.

(18)	Subsequent Event:

On March 23, 2005, the Company entered into a consulting services agreement with Vertical Capital Partners, Inc., a member of the NASD. Under the terms of the agreement, Vertical Capital Partners, Inc. is to be paid two million shares of the Company’s common stock together with the right to register said shares for sale. The agreement provides for consulting services for acquisitions of mortgage brokerage companies, assistance in the structuring of growth capital, and general financial advice.

On March 25, 2005, the Company entered into a Mortgage Loan and Purchase Agreement with Bank of Arizona for $10,000,000. The facility is collateralized by the related mortgage loans receivable. Interest is due monthly at the bank reference rate plus an established percentage, varying from prime plus 1 to 1.5%. Each loan carries a fee of approximately $100 to $175 per loan. There are restrictive covenants relating to tangible net worth of not less than $250,000 and a debt to equity ratio no greater than 20:1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Previously reported and not reported here in accordance with the Instructions to Item 304 of Regulation S-B.

On February 8, 2005, Chavez and Koch, CPA’s (“Chavez and Koch”), the independent accountant previously engaged as the principal accountant to audit the financial statements of Consumer Direct of America (“CDA”), resigned. Chavez and Koch have decided to no longer represent public companies and will not be renewing its certification with the Securities and Exchange Commission (“SEC”). The board of directors of CDA approved the resignation of Chavez and Koch and approved the decision to change accountants.

During the Company’s last two fiscal years and any subsequent interim period preceding the resignation of Chavez and Koch, there have been no disagreements with Chavez and Koch on any matters of accounting principles or practices, financial statement disclosure, or audit scope and procedure, which disagreements, if not resolved to the satisfaction of Chavez and Koch, would have caused Chavez and Koch to make reference to the subject matter of the disagreements in connection with its report on the financial statement for such year.

On February 5, 2005 CDA engaged De Joya & Company to act as the principal accountant to audit the Company’s financial statements. CDA did not consult with De Joya & Company on the application of accounting principles to a specified transaction, or the type of audit opinion that might be rendered on the Company’s financial statements or any disagreements or a reportable event, during the Company’s last two fiscal years and any subsequent interim period preceding the resignation of Chavez and Koch.

Item 8A. Controls and Procedures.

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective but we have made changes to ensure that our controls and procedures are adequate. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

Item 8B. Other Information

On October 1, 2004, the Company rescinded its acquisition agreement with Pro Mortgage Corporation (“Pro Mortgage”). On November 20, 2003 the Company and Pro Mortgage entered into an acquisition agreement, whereby Pro Mortgage and the Company agreed to exchange 1,000 shares of Pro Mortgage capital stock, representing 100% of the issued and outstanding capital stock of Pro Mortgage, in exchange for 3,000,000 shares of the Company’s capital stock, (the “Exchange”). The Exchange was never duly authorized and approved by the parties thereto, and each of the parties hereto desires to rescind the exchange. In connection with such rescission the Company transferred and assigned its shares of the Pro Mortgage capital stock to the Pro Mortgage shareholders and the Pro Mortgage shareholders transferred back its shares of the common stock of the Company. During the quarter periods ended March 31, 2004, June 30, 2004 and September 30, 2004, the Company issued shares of common stock which were not properly valued. Additionally, the Company reflected a $5,000,000 revolving line of credit with Club Vista as having been converted into preferred shares for the quarter ended September 30, 2004. However, Club Vista did not ratify such conversion of its line of credit into preferred shares. As a result of these improperly valued common stock issuances and mistreatment of the Club Vista line of credit, the company anticipates amending the previously field 2004 Form 10-QSBs in the near future. Accordingly, the current Form 10-QSBs file in 2004 should no longer be relied upon until such filings have been properly amended.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors:

Name	Age	Office
Michael A. Barron	54	Chairman, Chief Executive Officer and Director
Wayne K. Bailey	55	President, Chief Financial Officer and Director
Paul Grady	48	Executive Vice President and Secretary, Resigned March 9, 2005
Joseph Cosio-Barron	56	Vice President and General Counsel

Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other.

Michael A. Barron – Chairman & CEO, founded CONSUMER DIRECT of AMERICA in May 2001. From September 1998 to April 2001, Mr. Barron was semi-retired and a consultant to various mortgage companies. From March 1995-1998, Mr. Barron pioneered the first nationwide commercially deployed video conference mortgage financing platform for Intel Corporation which as a licensed mortgage banker and broker in 20 states funded over $1 billion in closed loans. In November 1988, he founded and served as President, until 1992, of Finet Holdings Corporation (NASDAQ:FNCM), a publicly traded mortgage broker and banking business specializing in e-mortgage financing on site in real estate offices and remote loan origination via the Internet (www.finet.com). In June 1979, TRW hired Mr. Barron to develop its real estate information services division (TRW/REIS) that acquired 11 companies in the field and eventually became the world’s largest repository of real estate property information – Experian. Mr. Barron was a founder of Citidata, the first electronic provider of computerized real estate multiple listing services (MLS) in the nation from 1975 to 1979. Mr. Barron was the Senior Planner for the City of Monterey where he was the HUD liaison for the City’s downtown redevelopment project. He master planned the city’s redevelopment of famous Cannery Row, Fisherman’s Wharf, and was Secretary of the Architectural Review Committee. Mr. Barron holds a B.S. degree from California Polytechnic University and has completed courses in the MBA program at UCLA.

Wayne Bailey – President/CFO, Consumer Direct in the fall of 2002. From January 1990 –2002 he was Chief Operating Officer and Chief Financial Officer of a network of companies in the Aerospace, steel processing, Specialty Rebar, and metal forming industries. All of these companies were acquired from financially troubled situations and became very profitable after being restructured. This restructuring included the debt both secured and unsecured, installing information systems, and management systems. During this time Mr. Bailey also served as a consultant to companies in the Mortgage business, wood laminating, bottled water, bookbinding, wholesale siding, cabinet manufacturing and plastics industries Mr. Bailey attended the University of Utah, Henager College of Business and LDS Business College earning degrees in Accounting and Business.

Paul Grady – EVP, was the Co-founder and Chief Operating Officer of City Mortgage. Mr. Grady is founder, President and CEO since 1990 of Commercial Capital, Inc., d/b/a City Mortgage, with principal executive office in Las Vegas, Nevada. Mr. Grady received a Bachelor of Science Degree from Ohio State University. Mr. Grady resigned on March 9, 2005 as officer and director and has terminated his employment agreement.

Joseph A. Cosio-Barron – Corporate Counsel. Prior to joining the company from 1996-2002 Mr. Cosio-Barron served as the Managing Partner and President of CBS Consultants, Inc. a California Corporation. CBS Consultants, Inc. a financial firm offered highly specialized services in Securities compliance and lending for hotels, resorts, and casinos and their development and construction. Mr. Barron received a BA of Business Management, San Francisco State College, JD, and a Law Degree from Golden Gate University and is a Member of the State Bar Association in California.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

	ANNUAL COMPENSATION				LONG TERM COMPENSATION AWARDS		Payouts
					Restricted	Securities
				OTHER ANNUAL	Stock	Underlying Options	LTIP	All Other
NAME AND PRINCIPAL POSITION	SALARY		BONUS	COMPENSATION	Awards ($)	SARS (#)	Pay-outs ($)	Compensation
Michael A. Barron,	2002	$120,000
President and Chief Executive Officer	2003	$180,000
	2004	$180,000	$—	$—	$160,000	80,000
Wayne K. Bailey,	2002	$120,000
Chief Operating Officer and	2003	$180,000
Chief Financial Officer	2004	$180,000	$—	$—	$160,000	80,000
Paul Grady,	2002	$120,000
Executive Vice President	2003	$120,000
	2004	$120,000	$—	$—	$160,000	80,000

	ANNUAL COMPENSATION				LONG TERM COMPENSATION AWARDS		Payouts
					Restricted	Securities
				OTHER ANNUAL	Stock	Underlying Options	LTIP	All Other
NAME AND PRINCIPAL POSITION	SALARY		BONUS	COMPENSATION	Awards ($)	SARS (#)	Pay-outs ($)	Compensation
Joseph Cosio-Barron,	2002	$120,000
Vice President and General Counsel	2003	$120,000
	2004	$120,000	$—	$—	$160,000	80,000

Employment Agreements

Our employment agreement with Michael Barron requires him to perform the duties of Chief Executive Officer at an annual salary of $180,000. He received 160,000 shares of restrictive stock which vests ratably on a monthly basis during the first two years of the term of the agreement. He also received an option to purchase 80,000 shares of common stock at a price of $5.00 per share. In addition, Mr. Barron is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual income exceeds projected income. He is entitled to the same benefits afforded to other executives. He is also entitled to a car allowance of $1,000 per month. His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Mr. Barron’s employment agreement commenced as of June 15, 2002 and terminates on June 14, 2006.

Our employment agreement with Wayne Bailey requires him to perform the duties of Chief Financial Officer at an annual salary of $180,000. He received 160,000 shares of restrictive stock which vests ratably on a monthly basis during the first two years of the term of the agreement. He also received an option to purchase 80,000 shares of common stock at a price of $7.40 per share. In addition, Mr. Bailey is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual income exceeds projected income. He is entitled to the same benefits afforded to other executives. He is also entitled to a car allowance of $1,000 per month. His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Mr. Bailey’s employment agreement commenced as of November 1, 2002 and terminates on November 1, 2006.

Our employment agreement with Joseph Cosio-Barron requires him to perform the duties of Vice President Corporate Counsel at an annual salary of $120,000. He received 160,000 shares of restrictive stock which vests ratably on a monthly basis during the first two years of the term of the agreement. He also received an option to purchase 80,000 shares of common stock at a price of $7.40 per share. In addition, Mr. Cosio-Barron is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual income exceeds projected income. He is entitled to the same benefits afforded to other executives. He is also entitled to a car allowance of $1,000 per month. His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Mr. Cosio-Barron’s employment agreement commenced as of June 15, 2002 and terminates on June 14, 2006.

Director Compensation

We currently do not compensate our directors for attending Board meetings, but we do reimburse them for out-of-pocket expenses.

Subsequent Event

On March 25, 2005, the Company entered into a Mortgage Loan and Purchase Agreement with Bank of Arizona for $10,000,000. The facility is collateralized by the related mortgage loans receivable. Interest is due monthly at the bank reference rate plus an established percentage, varying from prime plus 1 to 1.5%. Each loan carries a fee of approximately $100 to $175 per loan. There are restrictive covenants relating to tangible net worth of not less than $250,000 and a debt to equity ration no greater than 20:1.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of May 11, 2005 by (i) each person known by us to be the beneficial owner of more than five percent of our Common Stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. See “Management.”

			Percent of Common
	Number of Shares		Stock Beneficially
Name and Address of Beneficial Owner(1)	Beneficially Owned(2)		Owned(3)
Michael A. Barron (President, Chief Executive Officer and Director)	374,000	(4)	5%
Wayne K. Bailey (Chief Operating Officer, Chief Financial Officer, and Director)	261,000	(5)	3.5%
Paul Grady	352,000	(6)	4.7%
Joseph Cosio-Barron (Vice President and General Counsel	236,000	(7)	3.2%

All Officers and Directors as a group (4 persons)	1,223,000	(8)	16.4%

(1)	The address of each of the beneficial owners is 6330 S. Sandhill, Suite 8, Las Vegas, Nevada 89120.

(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days after February 16, 2005 are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)	Based on 7,420,739 shares outstanding as of May 11, 2005, plus the number of shares, which the beneficial owner has the right to acquire within 60 days, if any, as indicated in footnote (2) above.

(4)	Includes 48,000 shares issuable upon exercise of an option and 160,000 shares issuable upon exercise of a warrant held by Mr. Barron.

(5)	Includes 16,000 shares issuable upon exercise of an option and 160,000 shares issuable upon exercise of a warrant held by Mr. Bailey.

(6)	Includes 48,000 shares issuable upon exercise of an option and 160,000 shares issuable upon exercise of a warrant held by Mr. Grady.

(7)	Includes 16,000 shares issuable upon exercise of an option and 160,000 shares issuable upon exercise of a warrant held by Mr. Cosio-Barron.

(8)	Includes 128,000 shares issuable upon exercise of options and 640,000 shares issuable upon exercise of warrants.

Item 12. Certain Relationships and Related Transactions.

On October 25, 2004, the Company borrowed $150,000 in the form of a note payable with interest of 10% per annum and payable upon demand, from its Chairman, CEO and Director, Michael Barron.

On July 15, 2004, Marshall L. Stewart and Daryl S. Meddings, officers of Ocean West Holding Corporation agreed to sell 4,106,776 of their shares of common stock of Ocean West to CDA in exchange for 519,310 shares of CDA for an approximate value of $983,573, based on the average trading prices of the respective stocks for the month of June 2004. Mr. Stewart and Mr. Meddings currently own combined 7% of the shares of the Company and are currently on the board of Ocean West as well as officers.

Item 13. Exhibits.

EXHIBIT NO.	TITLE
3.1	Articles of Incorporation of the Registrant (1)
3.2	Amendment to Articles of Incorporation of the Registrant *
3.3	Amendment to Articles of Incorporation of the Registrant *
2.3	Purchase and Sale of Capital Stock Agreement between the Registrant and Ocean West Holding Corporation, dated July 15, 2004. (4)
3.4	Bylaws of the Registrant (1)
4.3	Stock Subscription Agreement between the Registrant and Ocean West Corporation, dated July 1, 2004. (5)
4.4	Stock Subscription Agreement between the Registrant and Ocean West Corporation, dated August 1, 2004. (6)
4.5	Stock Subscription Agreement between the Registrant and Ocean West Corporation, dated September 1, 2004. (7)
4.6	Stock Subscription Cancellation Agreement between Registrant on Ocean West Holding Corporation, dated September 28, 2004, (12)
4.7	Stock Subscription Agreement between the Registrant and Ocean West Enterprise, dated September 28, 2004, (12)
5.0	Convertible Promissory Note between the Registrant and Club Vista Holdings Inc., dated July 31, 2004. (8)
5.1	Credit Facility Agreement Note between the Registrant and Club Vista Holdings Inc., dated September 21, 2004. (9)
5.2	Joint Venture Agreement between the Registrant and Club Vista Holdings Inc., dated September 14, 2004. (10)
10.1	Common Stock Purchase Agreement dated February 20, 2002 between the Registrant and Consumer Capital Holdings, Inc. (2)
10.2	Consulting Agreement between the Company and Caitlin Enterprises dated April 21, 2003. *
10.3	Employment Agreement between the Registrant and Michael A. Barron dated June 15, 2002.*
10.4	Employment Agreement between the Registrant and Paul Grady dated June 15, 2002*
10.5	Employment Agreement between the Registrant and Joseph A. Cosio-Barron dated June 15, 2002.*
10.6	Employment Agreement between the Registrant and Michael F. Accardi dated June 15, 2002.*
10.7	Employment Agreement between the Registrant and Terry Vickery dated June 15, 2002.*
10.8	Employment Agreement between the Registrant and Wayne Bailey dated November 1, 2002.*

EXHIBIT NO.	TITLE
10.9	The Registrant’s 2002 Stock Incentive Plan (3)
10.10	Form of Series A Common Stock Purchase Warrant.*
10.11	Form of Series B Common Stock Purchase Warrant.*
10.12	Form of Series C Common Stock Purchase Warrant.*
10.13	Form of Series D Common Stock Purchase Warrant.*
10.14	Lease Agreement between the Registrant and Sandpost LLC dated July 1, 2002.*
10.15	Sublease Agreement between Consumer Direct, Inc. and TKV Investments dated April 15, 2001.*
10.16	Office space sublease between the Registrant and Keane, Inc. dated August 5, 2002.*
10.17	Rescission and Settlement Agreement dated October 1, 2004, (13)
10.18	Promissory Note dated October 25, 2004, (13)
16.2	Letter from Chavez and Koch, CPA’s, dated February 8, 2005 (11)
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes

*	to be filed by amendment

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form 10-SB dated May 8, 2001 and filed with the SEC on May 11, 2001.

(2)	Incorporated by reference to the exhibits to Registrant’s Report on Form 8-K dated March 4, 2002 and filed with the SEC on March 6, 2002.

(3)	Incorporated by reference to the exhibit to the Registrant’s Registration Statement on Form S-8 dated November 22, 2002 and filed with the SEC on November 23, 2001

(4)	Previously filed as an exhibit to Form 8-K, dated August 3, 2004

(5-10)	Previously filed as an exhibit to Form 10QSB for the period ended September 30, 2004.

(11)	Previously filed as an exhibit to Form 8-K, dated February 8, 2005.

(12)	Previously filed as an exhibit to Form 10QSB, for the period ended September 30, 2004

(13)	Previously filed as an exhibit to Form 10KSB, for the period ended December 31, 2004, dated April 15, 2005.

Item 14. Principal Accountant Fees and Services.

The Company retained De Joya and Company as the Company’s independent auditor and to examine the financial statements of the Company for the fiscal year ended December 31, 2004. De Joya and Company performed the services listed below and was paid the fees listed below for the fiscal year ended December 31, 2004. Chavez and Koch was the Company’s independent auditor and examined the financial statements of the Company for fiscal year ended December 31, 2003.

Audit Fees

De Joya and Company expects aggregate fees of approximately $90,000 for the fiscal year ended December 31, 2004 and Chavez and Koch was paid approximately $51,918.75 for the fiscal year ended December 31, 2003, for professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB prior to their resignation on February 8, 2005.

Audit Related Fees

De Joya and Company and Chavez and Koch were not paid additional fees for either of the fiscal years ended December 31, 2004 or December 31, 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

De Joya and Company estimates fees in the amount of $0 for the fiscal year ended December 31, 2004 for professional services rendered for tax compliance, tax advice and tax planning. Chavez and Koch was paid fees in the amount of approximately $6,857.50 for the fiscal year ended December 31, 2003 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

De Joya and Company was not paid any other fees for professional services during the fiscal years ended December 31, 2002 and December 31, 2003. Chavez and Koch were paid $1,153.75 for other fees for professional services during the fiscal years ended December 31, 2003 and until there resignation on February 8, 2005.

Audit Committee

The Company does not have an audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consumer Direct of America

By:	/s/ Michael A. Barron	May 16, 2005

Michael A. Barron, President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Wayne K. Bailey	May 16, 2005

Wayne K. Bailey, Chief Financial Officer, Director
(Principal Financial Officer)