Form 10QSB
period 2005-03-31
CONSUMER DIRECT OF AMERICA
filed 2005-05-23
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2005

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

9,410,000 shares of Common Stock outstanding as of April 7, 2005

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-QSB, or any amendment to this Form 10-QSB

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER DIRECT OF AMERICA

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$441,589	$198,141
Loans available for sale	3,040,143	10,905,777
Accounts receivable and receivables from loans sold, net	133,930	230,712
Prepaid and other current assets	197,375	266,948

Total current assets	3,813,036	11,601,578

Property and equipment, net	2,318,441	2,497,244

Other assets:
Goodwill	4,071,414	4,071,414
Other assets, net	2,409,557	3,655,781

Total other assets	6,480,970	7,727,195

Total assets	$12,612,447	$21,826,017

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,605,045	$2,391,488
Bridge notes payable	5,869,682	5,869,682
Interest payable	52,683	52,683
Notes payable	1,075,862	1,192,862
Notes payable – related party	400,000	150,000
Line of credit	5,513,288	12,366,181

Total current liabilities	15,516,560	22,022,896

Long-term liabilities:
Notes payable – stockholders, less current maturities	478,884	479,127

Total long- term liabilities	478,884	479,127

Total liabilities	15,995,444	22,502,023

Minority interest	(571,626)	(532,595)
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized, 9,410,000 and 7,306,000 shares issued and outstanding at March 31, 2005 and December 30, 2004, respectively	9,410	7,306
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, -0- shares issued and outstanding at March 31, 2005 and December 30, 2004, respectively	—	—
Additional paid-in capital – Common stock	18,627,726	17,953,311
Treasury stock	(271,600)	(271,600)
Accumulated deficit	(21,176,905)	(17,832,428)

Total stockholders’ (deficit)	(2,811,370)	(143,411)

Total liabilities and stockholders’ (deficit)	$12,612,448	$22,826,017

The accompanying notes are an integral part of these financial statements

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	March 31,	March 31,
	2005	2004
Revenues
Loan origination and sale of mortgage loans	$1,208,549	$1,052,794
Marketing revenues and commissions	165,540	—
Rental income	3,395	—

Total revenue	1,377,483	1,052,794

Expenses
Selling, general and administrative	3,266,035	1,999,554
Depreciation expense	188,734	166,978

Total expenses	3,454,769	2,166,532

Loss from operations	(2,077,286)	(1,113,738)

Other (expense) income
Interest expense	(25,293)	(6,340)
Debt discount expense	(1,244,616)	—
Other income	—	469,856

Total other (expense) income	(1,269,909)	463,516

Loss before minority shareholder interest	(3,308,160)	(650,222)

Loss applicable to minority shareholder interest	(39,034)	—

Net loss	(3,347,194)	(650,222)

Dividends on preferred shares	(36,318)	—

Net loss applicable to common shareholders	$(3,383,512)	$(650,222)

Net loss per share, basic and diluted	$(0.36)	$(0.19)

Net loss per common share, applicable to common shareholders, basic and diluted	$(0.36)	$(0.19)

Weighted average number of common shares outstanding, basic and diluted	9,410,000	3,392,000

The accompanying notes are an integral part of these financial statements

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2005	2004
Cash flows from operating activities:
Net (loss)	$(3,308,160)	$(650,222)
Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation	188,734	166,798
Stock based expenses	676,519	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	96,782	(421,275)
(Increase) decrease in mortgage loans held for sale	7,865,635	—
(Increase) decrease in prepaid expenses	69,573	—
(Increase) decrease in other assets	1,246,224	76,832
Increase (decrease) in accounts payable and accrued expenses	213,557	80,691
(Increase) decrease in minority shareholder interest	(39,031)	—

Net cash used in operating activities	(7,009,833)	(749,996)

Cash flows from investing activities:
Purchase of fixed assets	(9,931)	67,844

Net cash used in investing activities	(9,931)	67,844

Cash flows from financing activities:
Net repayments on lines of credit	(6,852,893)	(29,669)
Proceeds from related notes payable	250,000	—
Proceeds from bridge loans	—	1,810,671
Payments on bridge notes	—	(295,600)
Payments of notes payable	(117,243)	(20,000)
Purchase of treasury stock	—	(556,600)
Decrease in additional paid in capital	—	(286,781)
Dividends paid on preferred shares of subsidiary	(36,318)	—

Net cash provided by financing activities	(6,756,454)	622,021

Net increase (decrease) in cash and cash equivalents	243,448	(57,131)
Cash and cash equivalents, beginning of period	198,141	2,589

Cash and cash equivalents, end of period	$441,589	$(54,542)

Supplemental disclosure of cash flow information
Interest paid	$67,930	$—

The accompanying notes are an integral part of these financial statements

CONSUMER DIRECT OF AMERICA

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2005

(1)	Basis of Presentation:

The unaudited financial statements as of March 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2004 audited financial statements and notes thereto.

Since inception through March 31, 2005, the Company has suffered recurring losses from operations of approximately $21,176,905. Although a substantial portion of the Company’s cumulative net loss is attributable to non-cash operating expenses, management believes that it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

(2)	Principles of Consolidation:

The consolidated financial statements include the accounts of Consumer Direct and Ocean West Holding Corporation and Subsidiary of which the Company, on July 15, 2004, acquired 84.9% of the outstanding common stock through a stock exchange affected pursuant to a Purchase and Sale of Capital Stock Agreement. The minority shareholder interest of 15.1% of Ocean West Holding Corporation amounts to $571,626. All significant inter-company accounts and transactions have been eliminated.

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the past fiscal year ended December 31, 2003, included in the Company’s Annual Report on Form 10-KSB/A.

Earnings per share have been calculated based upon the weighted average number of common shares outstanding during both reporting periods.

(4)	Stock Issued for Services:

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter party’s performance is complete or the date on which it is probable that performance will occur. For the quarter ended March 31, 2005, the amounts that have been charged against income for those services were approximately $676,519.

CONSUMER DIRECT OF AMERICA
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2005

(5)	Rescission Agreement:

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

The rescission shall have the effect of placing the Company in the position it was in prior to the Merger. Pursuant to the Rescission Agreement, the liabilities and assets of Pro Mortgage that existed at the time of the Merger and as existed as of the closing of the Recession Agreement, shall remain the liabilities and assets of Pro Mortgage. The Company views this rescission as nullification and accordingly has not included any operating activities related to Pro Mortgage in the accompanying consolidated financial statements and has restated the numbers for the quarter ended March 31, 2004, to eliminate any results associated with Pro Mortgage.

(6)	Related-Party Transactions:

On October 25, 2004, the Company borrowed $150,000 in the form of a note payable with interest of 10% per annum and payable upon demand, from its Chairman, CEO and Director, Michael Barron. On January 21st and 24th of 2005 the Company borrowed an additional amount from Mr. Barron of $125,000 and another $125,000 from its CFO and Director, Wayne K. Bailey.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this document. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company‘s actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed below under Factors Affecting Future Operating Results. The Company disclaims any obligation to update information contained in any forward- looking statement.

Overview

     Consumer Direct of America (The “Company”) is a direct-to-consumer mortgage broker and banker with revenues derived primarily from origination commissions earned on the closing of first and second mortgages on single-family residences (“mortgage loans” and “home equity loans”). The Company currently employs over 600 people, 450 of which are residential mortgage and/or real estate brokerage professionals. The Company has closed loan volume of over $800 million for the three months ended March 31, 2004. The Company has acquired and intends to acquire other businesses in the direct-to consumer mortgage brokerage business and may acquire other businesses that are outside the direct-to-consumer mortgage brokerage business. The Company believes it has the infrastructure, systems, direct marketing call center support and operational management necessary to properly integrate more acquisitions in order to establish and support a national network.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     During the quarter ended March 31, 2005, we funded 287 loans with an aggregate dollar value of approximately $52 million compared to 770 loans with an aggregate dollar value of approximately $134 million in the quarter ended March 31, 2004. This decrease was due to a reduction of 47 branch locations and less favorable market conditions. The average loan size for the quarter ended March 31, 2005 was approximately $181,000, which was an increase from an average loan size of $175,000 for the quarter ended March 31, 2004.

     Net revenues from origination and/or sale of loans increased 30.8% or $325,000, to $1.4 million for the quarter ended March 31, 2005 from $1.1 million for the quarter ended March 31, 2004. The increase in revenues can be attributed to the addition of Ocean West of $788,000 in revenues offset by a decrease in its own revenues .

     Total operating expenses increased $1.3 million or 60% to $3.5 million for the quarter ended March 31, 2005 from $2.2 million for the quarter ended March 31, 2004. The increase is related to approximately $1.0 million in expenses relating to Ocean West and an increase in professional fees.

     The Company incurred costs associated with the debt discount amortization related to the beneficial conversion features on three of its notes in the amount of $1,244,616 for the three months ended March 31, 2005 as the note was incurred during the third quarter of the current fiscal year.

     We had a net loss of $3.3 million for the quarter ended March 31, 2005 compared to net loss of $650,000 for the same quarter of 2004. The increase in the loss for the March 31, 2005 quarter was due the acquisition of Ocean West.

Liquidity and Capital Resources

     Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. If our loan volume were to increase too rapidly, we believe the increase could have a severe impact on our liquidity. Our warehouse credit facilities limit the amount that may be advanced on each loan funded. Therefore, cash must be used to fund the additional dollars needed to close escrow. Thus, it is crucial that we closely monitor our loan volume.

Historically we have funded loans primarily through our warehouse credit facilities or using cash on hand. During the six months ended March 31, 2005, we have funded approximately 28% of our loans through our warehouse credit facilities. Loans that are closed using our credit facilities are funded through short term borrowing on our warehouse lines of credit. We pay interest on funds advanced under the warehouse lines of credit at a pre-negotiated rate. The interest rate at which we borrow is variable in nature and typically averages between 4.5% and 6.9% per annum. The average time between funding a mortgage and the receipt of the proceeds from the sale of the mortgage was approximately fifteen days during fiscal 2004 and continued as such during the six months ended March 31, 2005.

     Our ability to finance and purchase mortgage loans depends on our ability to secure warehouse lines of credit with acceptable terms. Currently we fund loans through warehouse lines of credit with Provident Consumer Financial Services , Warehouse One Acceptance Company IV, LLC and a Private Line (see note 5). As of March 31, 2005 the outstanding balance with Provident Consumer Financial Services , Warehouse One and the private line was $1,168,206, $335,803 and $3,563,520, respectively. The lending limit on the line of credit through Provident Consumer Financial Services is currently $8,000,000, Warehouse One lending limit is $5,000,000 and the private line is $5,000,000. The loan agreement governing the terms of the Warehouse One line of credit contains a restrictive covenant requiring the Company to maintain a minimum corporate net worth of $3,000,000 and a minimum combined corporate/guarantor tangible net worth of $7,000,000. The Company is currently not in compliance with its lender. As of March 31, 2005 the stockholders’ equity of the Company was $(2,811,370), per the terms of the contract this has created an event of default. Since the Company does not comply with the restrictive covenants, there is the possibility that we may lose the credit facility at any time, which would cause a negative impact on the way we do business and a material adverse effect on our results of operations and financial condition.

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

Cash Flows

     During the first three months of fiscal 2005 and 2004 we had net cash provided by (used for) operating activities of $2.4 million and $749,996, respectively. The primary sources of net cash provided by was a decrease in receivables from loan sold, mortgage loans held for sale, increase in other current assets and accounts payable, for the three month period ending March 31, 2005. The primary sources of net cash was a increase in accounts receivable used for period ending March 31, 2004 offset by the net loss for the period. As investors purchase loans, the amounts advanced for such loans through the warehouse lines of credit are paid. At that time, the receivables are cleared and the cash deposited in our operating account. These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.

     Net cash used for investing activities during the first three months of fiscal 2005 was $1.0 million and $67,844, which was attributable to the collection of notes receivable and the purchase of property and equipment. Net cash used for investing activities during the first three months of fiscal 2004 was $67,844 which was attributable to the purchase of property and equipment

     Net cash used for financing activities for the three months ended March 31, 2005 was $7.0 million. This consisted primarily of net payments under the warehouse lines of credit of $6.9 million, proceeds of notes payable related party of $250,000 and payments of notes payable of $117,243, as well as dividends paid of $36,318. Net cash provided by financing activities for the three months ended March 31, 2004 was $622,021. This consisted primarily of payments on line of credit of 29,669, proceeds from bridge notes of $1.8 million, payments of notes payable of 20,000, purchase of treasury stock of 556,600 and a decrease in additional paid in capital of 286,781.

     At 2004, the Company has net operating loss carryforwards (“NOLs”) of approximately $11,615,000, expiring in various years through 2025.

     On September 11, 2002, the Governor of California signed into law new tax legislation that suspends the use of NOL carryforwards into tax years beginning on or after January 1, 2002 and 2003. Should the Company have taxable income it may not look to California net operating losses generated in prior years to offset taxable income. This suspension will not apply to tax years beginning in 2004 and beyond.

Regulatory Trends

     The regulatory environments in which we operate have an impact on the activities in which we may engage, how the activities may be carried out and the profitability of those activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent we are able to operate profitably.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For example, proposed state and federal legislation targeted at predatory lending could have the unintended consequence of raising the cost or otherwise reducing the availability of mortgage credit for those potential borrowers with less than prime-quality credit histories, thereby resulting in a reduction of otherwise legitimate sub-prime lending opportunities.

Forward-Looking Statements

     Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements. We cannot assure that we will be able to anticipate or respond timely to the changes that could adversely affect our operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our securities.

     In the event we need to raise additional financing, there can be no assurance that any such financing will be available on acceptable terms. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

     Some of the more prominent known risks and uncertainties of our business are set forth below. However, this section does not discuss all possible risks and uncertainties to which we are is subject, nor can it be assumed that there are not other risks and uncertainties which may be more significant.

•	Our losses from period to period;

•	Our failure to continue to be an approved FHA mortgagee;

•	Our dependence on the warehouse lines of credit which has been reduced ;

•	Our need for additional funding sources so that our ability to originate and fund loans is not impaired and

•	Our ability to compete with banks and other mortgage lenders that are significantly larger.

Item 3. Controls and Procedures

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

     On April 14, 2004, the Company commenced an action against Consulting Services LLC. Consulting Services LLC instituted a counterclaim on April 19, 2004, against the Company. Both claims are contented by the parties to be of a breach of contract nature from a certain Asset Acquisition Agreement in which the Company claims never consummated therfore services are not liable under the agreement. The counterclaimis of a similare nature which CDA is claiming no liability and Consulting Services LLC is asking for the amount of stock agreed to be given for services per the acquistion agreement of approximately 2.4 million shares of the Company’s stock valued at the time to be approximately $1.8 million and $655,321 for certain liabilities the Company were to assume per the agreement upon closing. The Company is asserting its position of no liability and asking for approximately $712,859 of which was advanced to Consulting Services prior to the knowledge that the transaction was not to close. In April of 2005, the Company filed a motion for summary judgement. Management of the Company anticipates a favorable outcome and has determined it is not necessary to impair this investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None.

Item 3. Defaults Under Senior Securities

     Pursuant to the terms of the loan and the specific loan covenants of the line of credit agreements with Warehouse One LLC, the Company is required to maintain a minimum corporate net worth of $3,000,000 and a minimum combined corporate / guarantor tangible net worth of $7,000,000. As the stockholder’s equity of the company as of March 31, 2005 was $(2,811,370), per the terms of the contract, this has created an event of default.

     On March 25, 2005, the Company entered into a Mortgage Loan and Purchase Agreement with Bank of Arizona for $10,000,000. The facility is collateralized by the related mortgage loans receivable. Interest is due monthly at the bank reference rate plus an established percentage, varying from prime plus 1 to 1.5%. Each loan carries a fee of approximately $100 to $175 per loan. There are restrictive covenants relating to tangible net worth of not less than $250,000 and a debt to equity ratio no greater than 20:1 to which the Company is in non-compliance with these covenants creating an event of default.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

INDEX OF EXHIBITS

Description of Exhibit	Exhibit No.
302 Certifications	31

(i) Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

(ii) Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

906 Certifications	32

(i) Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the	32.1
Sarbanes-Oxley Act of 2002.**

(b) Reports on Form 8-K

     On February 11, 2005, the Company filed a Form 8-K, announcing the resignation of its independent auditor and the engagement of its new independent auditor De Joya and Company. There have been no disagreements on any accounting principles or practices.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER DIRECT OF AMERICA
Date: May 23, 2005	By:	/s/ Michael A. Barron
Michael A. Barron
Chief Executive Officer

Date: May 23, 2005	By:	/s/ Wayne K. Bailey
Wayne K. Bailey
Chief Financial Officer (Principal Accounting Officer)