Form 10QSB
period 2005-06-30
CONSUMER DIRECT OF AMERICA
filed 2005-08-22
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 2005
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
State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date
10,233,670 shares of Common Stock outstanding as of June 30, 2005
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-QSB, or any amendment to this Form 10-QSB
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSUMER DIRECT OF AMERICA
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$392,487	$198,141
Loans available for sale	3,713,205	10,905,777
Accounts receivable and receivables from loans sold, net	62,625	230,712
Prepaid and other current assets	141,783	266,948

Total current assets	4,310,100	11,601,578

Property and equipment, net	2,132,995	2,497,244

Other assets:
Goodwill	4,071,414	4,071,414
Other assets, net	1,163,333	3,655,781

Total other assets	5,234,746	7,727,195

Total assets	$11,677,842	$21,826,017

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,121,267	$2,391,488
Bridge notes payable	5,869,682	5,869,682
Interest payable	46,287	52,683
Stock subscription payable	82,150	—
Notes payable	1,287,997	1,192,862
Notes payable – related party	400,000	150,000
Line of credit	6,869,993	12,366,181

Total current liabilities	16,677,376	22,022,896

Long-term liabilities:
Notes payable – stockholders, less current maturities	478,759	479,127

Total long- term liabilities	478,759	479,127

Total liabilities	17,156,135	22,502,023

Minority interest	(587,775)	(532,595)

Stockholders’ equity (deficit):

Common stock, $0.001 par value, 100,000,000 shares authorized, 10,233,670 and 7,306,000 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	10,234	7,306
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, -0- shares issued and outstanding at June 30, 2005 and December 30, 2004, respectively	—	—

Additional paid-in capital – Common stock	18,399,491	17,953,311

Treasury stock	(271,600)	(271,600)

Accumulated deficit	(23,028,643)	(17,832,428)

Total stockholders’ (deficit)	(4,890,518)	(143,411)

Total liabilities and stockholders’ (deficit)	$11,677,842	$22,826,017

The accompanying notes are an integral part of these financial statements

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenues
Loan origination and sale of mortgage loans	$1,014,520	$1,132,585	$2,223,070	$2,183,784
Marketing revenues and commissions	126,535	—	292,075	—
Rental income	3,610	4,464	7,005	6,059

Total revenue	1,144,664	1,137,049	2,522,148	2,189,843

Expenses
Selling, general and administrative	1,948,145	1,656,587	5,214,178	3,656,141
Depreciation expense	188,734	166,963	377,468	333,942

Total expenses	2,136,879	1,823,550	5,591,646	3,990,083

Loss from operations	(992,215)	(686,501)	(3,069,498)	(1,800,240)

Other (expense) income
Interest expense	(28,875)	(50,805)	(54,168)	(57,145)
Debt discount expense	(1,244,616)	—	(2,489,232)	—
Other income	—	—	—	469,856

Total other (expense) income	(1,273,491)	(50,805)	(2,543,400)	412,711

Loss before minority shareholder interest	(2,265,706)	(737,306)	(5,612,898)	(1,387,528)

Loss applicable to minority shareholder interest	16,149	—	55,183	—

Net loss	(2,249,557)	(737,306)	(5,557,715)	(1,387,528)

Dividends on preferred shares	(33,163)	—	(69,481)	—

Net loss applicable to common shareholders	$(2,282,720)	$(737,306)	$(5,627,196)	$(1,387,528)

Net loss per share, basic and diluted	$(0.22)	$(0.24)	$(0.55)	$(0.45)

Net loss per common share, applicable to common shareholders, basic and diluted	$(0.22)	$(0.24)	$(0.55)	$(0.45)

Weighted average number of common shares outstanding, basic and diluted	10,233,670	3,088,529	10,233,670	3,088,529
The accompanying notes are an integral part of these financial statements

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2004
Cash flows from operating activities:
Net (loss)	$(5,612,898)	$(737,306)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation	377,468	166,963
Stock based expenses	268,658	—
Debt discount	2,489,232	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	168,087	474,659
(Increase) decrease in mortgage loans held for sale	7,192,573	—
(Increase) decrease in stock subscription receivable		(5,000,000)
(Increase) decrease in prepaid expenses	125,165	—
(Increase) decrease in other assets	3,216	(301,980)
Increase (decrease) in accounts payable and accrued expenses	376,867	556,817
(Increase) decrease in minority shareholder interest	(55,180)	—

Increase (decrease) in stock payable	82,150	—

Net cash provided by (used in) operating activities	5,412,248	(4,840,848)

Cash flows from investing activities:

Business rescission	—	(95,430)
Purchase of fixed assets	(13,219)	67,884

Net cash used in investing activities	(13,219)	(27,546)

Cash flows from financing activities:

Net repayments on lines of credit	(5,496,188)	(29,669)
Proceeds from related notes payable	250,000	—
Proceeds from bridge loans	—	2,217,019
Payments on bridge notes	—	(1,746,190)
Proceeds (payments) of notes payable	94,767	(20,000)
Purchase of treasury stock	—	(556,600)
Increase in additional paid in capital	—	5,001,244
Dividends paid on preferred shares of subsidiary	69,480	—

Net cash (used for) provided by financing activities	(5,220,902)	4,865,804

Net increase (decrease) in cash and cash equivalents	$194,306	$(2,589)

Cash and cash equivalents, beginning of period	$198,141	$—

Cash and cash equivalents, end of period	$392,487	$—

Supplemental disclosure of cash flow information
Interest paid	—	—

The accompanying notes are an integral part of these financial statements

CONSUMER DIRECT OF AMERICA
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2005
(1) Basis of Presentation:
The unaudited financial statements as of June 30, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2004 audited financial statements and notes thereto.
Since inception through June 30, 2005, the Company has suffered recurring losses from operations of approximately $23,028,643. Although a substantial portion of the Company’s cumulative net loss is attributable to non-cash operating expenses, management believes that it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever. These matters raise substantial doubt about the Company’s ability to continue as a going concern.
(2) Principles of Consolidation:
The consolidated financial statements include the accounts of Consumer Direct and Ocean West Holding Corporation (“OWHC”) and Subsidiary, Ocean west Enterprises (“OWE”) of which the Company, on July 15, 2004, acquired 84.9% of the outstanding common stock through a stock exchange affected pursuant to a Purchase and Sale of Capital Stock Agreement. On June 8, 2005 OWHC issued dividends on a pro-rata basis to all of its shareholders a dividend to it pro rata share of the stock The minority shareholder interest of 15.1% of Ocean West Holding Corporation amounts to $587,775. .All significant inter-company accounts and transactions have been eliminated.
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
(4) Stock Issued for Services:
The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter party’s performance is complete or the date on which it is probable that performance will occur. For the quarter ended June 30, 2005, the amounts that have been charged against income for those services were

CONSUMER DIRECT OF AMERICA
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2005
approximately $(228,234.68)
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
The rescission shall have the effect of placing the Company in the position it was in prior to the Merger. Pursuant to the Rescission Agreement, the liabilities and assets of Pro Mortgage that existed at the time of the Merger and as existed as of the closing of the Recession Agreement, shall remain the liabilities and assets of Pro Mortgage. The Company views this rescission as nullification and accordingly has not included any operating activities related to Pro Mortgage in the accompanying consolidated financial statements and has restated the numbers for the quarter ended June 30, 2004, to eliminate any results associated with Pro Mortgage.
(6) Related-Party Transactions:
On October 25, 2004, the Company borrowed $150,000 in the form of a note payable with interest of 10% per annum and payable upon demand, from its Chairman, CEO and Director, Michael Barron. On January 21st and January 24th of 2005, the Company borrowed an additional amount from Mr. Barron of $125,000 and another $125,000 from its CFO and Director, Wayne K. Bailey.
(7) Sale of Assets
On May 22, 2004, the Company was the recipient of cash proceeds in the total amount of $400,000 from the sale of the public holding company, Ocean West Holdings (OTC:BB:OWHC) pursuant to the Company’s note to Ocean West. The sale of OWHC was directed by the Board of Directors of Ocean West and the payment to the Company was made by Ocean West as a reduction against the monies loaned to Ocean West by CDA. CDA’s interest in Ocean West is protected by a UCC-1 lien on all assets of the company.

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
Overview
     Consumer Direct of America (The “Company”) is a direct-to-consumer mortgage broker and banker with revenues derived primarily from origination commissions earned on the closing of first and second mortgages on single-family residences (“mortgage loans” and “home equity loans”). The Company currently employs over 300 people, 250 of which are residential mortgage and/or real estate brokerage professionals. The Company has closed loan volume of over $56 million for the three months ended June 30, 2005. The Company has acquired and intends to acquire other businesses in the direct-to consumer mortgage brokerage business and may acquire other businesses that are outside the direct-to-consumer mortgage brokerage business. The Company believes it has the infrastructure, systems, direct marketing call center support and operational management necessary to properly integrate more acquisitions in order to establish and support a national network.
     On May 22, 2004, the Company was the recipient of cash proceeds in the total amount of $400,000 from the sale of the public holding company, Ocean West Holdings (OTC:BB:OWHC) pursuant to the Company’s note to Ocean West. The sale of OWHC was directed by the Board of Directors of Ocean West and the payment to the Company was made by Ocean West as a reduction against the monies loaned to Ocean West by CDA. CDA’s interest in Ocean West is protected by a UCC-1 lien on all assets of the company.
Results of Operations
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     During the quarter ended June 30, 2005, we funded 345 loans with an aggregate dollar value of approximately $56.9 million compared to 748 loans with an aggregate dollar value of approximately $147.8 million in the quarter ended June 30, 2004. This decrease was due to closure of unprofitable offices. The average loan size for the quarter ended June 30, 2005 was approximately $165,000, which was an increase from an average loan size of $198,000 for the quarter ended June 30, 2004.
     Net revenues from origination and/or sale of loans increased 0.7% or $8,000, to $1,145,000 for the quarter ended June 30, 2005 from $1,137,000 for the quarter ended June 30, 2004. The slight increase in revenues can be attributed to the closure of unprofitable offices.
     The Company incurred costs associated with the debt discount amortization related to the beneficial conversion features on three of its notes in the amount of $1,244,616 for the three months ended June 30, 2005, as the note was incurred during the third quarter of the current fiscal year.
     Total operating expenses increased $313,000 or 17.2% to $2,137,000 for the quarter ended June 30, 2005 from $1,824,000 for the quarter ended June 30, 2004. The increase is related to expenses relating to Ocean West and an increase in professional fees.
     We had a net loss of $2,268,000 for the quarter ended June 30, 2005 compared to net loss of $737,000 for the same quarter of 2004. The increase in the loss for the June 30, 2005 quarter was due to new accounting rules that required the monetizing of stock conversion features of bridge loans.
     Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     During the six months ended June 30, 2005, we funded 639 loans with an aggregate dollar value of approximately $110 million compared to 1,576 loans with an aggregate dollar value of approximately $296 million for the six months ended June 30, 2004. This decrease was due to the closure of unprofitable offices

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The average loan size for the six months ended June 30, 2005 was approximately $172,000, which was an increase from an average loan size of $188,000 for the six months ended June 30, 2004.
     Net revenues from origination and/or sale of loans increased 15.2% or $300,000, to $2.5 million for the six months ended June 30, 2005 from $2.2 million for the six months ended June 30, 2004. The increase in revenues can be attributed to the closure of unprofitable offices.
     The Company incurred costs associated with the debt discount amortization related to the beneficial conversion features on three of its notes in the amount of $2,489,232 for the six months ended June 30, 2005, as the note was incurred during the third quarter of the current fiscal year.
     Total operating expenses increased $1.6 million or 40% to $5.6 million for the six months ended June 30, 2005 from $4.0 million for the six months ended June 30, 2004. The increase is related to expenses relating to the Company’s acquisition of Ocean West and an increase in professional fees.
     We had a net loss of $5.6 million for the six months ended June 30, 2005 compared to net loss of $1.4 million for the six months ended June 30, 2004. The increase in the loss for the June 30, 2005 period was due to the acquisition of Ocean West and the non cash charges associated with the debt discount amortization of $2.5 million.
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
     Historically we have funded loans primarily through our warehouse credit facilities or using cash on hand. During the six months ended June 30, 2005, we have funded approximately 22% of our loans through our warehouse credit facilities. Loans that are closed using our credit facilities are funded through short term borrowing on our warehouse lines of credit. We pay interest on funds advanced under the warehouse lines of credit at a pre-negotiated rate. The interest rate at which we borrow is variable in nature and typically averages between 4.5% and 6.9% per annum. The average time between funding a mortgage and the receipt of the proceeds from the sale of the mortgage was approximately fifteen days during fiscal 2004 and continued as such during the six months ended June 30, 2005.
     Our ability to finance and purchase mortgage loans depends on our ability to secure warehouse lines of credit with acceptable terms. Currently we fund loans through warehouse lines of credit with Bank of Arizona and a Private Line with Club Vista. As of June 30, 2005 the outstanding balance with Bank of Arizona and the private line was $3.4 million and $321,000, respectively. The lending limit on the line of credit through Bank of Arizona and the private line is $10 million and $5 million, respectively. The Company has a line of credit with Provident Consumer Financial Services which is $8,000,000 and Warehouse One is $5,000,000. Due to an event of default resulting from the reduction of its net worth the Company has paid their respective balances in full, $1.2 miilion to Provident and 336,000 to Warehouse One. The loan agreement governing the terms of the Warehouse One line of credit contains a restrictive covenant requiring the Company to maintain a minimum corporate net worth of $3,000,000 and a minimum combined corporate/guarantor tangible net worth of $7,000,000. The Company is currently not in compliance with its lender. As of June 30, 2005 the stockholders’ equity of the Company was $(4,890,518), per the terms of the contract this has created an event of default. Since the Company does not comply with the restrictive covenants, there is the possibility that we may lose the credit facility at any time, which would cause a negative impact on the way we do business and a

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
material adverse effect on our results of operations and financial condition.
     Historically we have funded operations through a combination of borrowings and issuance of stock. We currently intend to retain our earnings for the foreseeable future to help increase our liquidity. Management continues to explore investment alternatives to aid in its liquidity, but there can be no reliance made on such.
     Management currently believes that cash flows from operations should be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2005 however, if they are not, management will seek equity funding from the public capital markets , so long as there are no material adverse changes to the terms or availability of our warehouse lines of credit, we believe we can meet our liquidity and capital needs at current production levels at least through fiscal 2005. However we are currently exploring possible liquidity sources either through additional borrowings or potential capital partners to enable us to increase our loan production and expansion. Future offerings are probable in order to fund the acquisition growth by the Company. The Company anticipates raising equity capital in the amount of $5 million during 2005 in order to fund the integration of this growth. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any equity financing could result in dilution to existing stockholders.
Cash Flows
     During the first six months of fiscal 2005 and 2004 we had net cash provided by (used in) operating activities of $5.4 million and $(4.8) million, respectively. The primary sources of net cash provided by was a decrease in receivables from loan sold, mortgage loans held for sale, increase in other current assets and accounts payable, for the month period ending June 30, 2005. The primary sources of net cash used for was stock subscription receivable for the six month period ending June 30, 2004 of $5 million, decrease in accounts receivable of 475,000, an increase in other assets of 302,000 as well as the net loss for the period. As investors purchase loans, the amounts advanced for such loans through the warehouse lines of credit are paid. At that time, the receivables are cleared and the cash deposited in our operating account. These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.
     Net cash used for investing activities during the first six months of fiscal 2005 was $13,219 and $27,546, which was attributable to the collection of notes receivable and the purchase of property and equipment. Net cash used for investing activities during the first six months of fiscal 2004 was business rescission of $95,430 and $67,884 attributable to the purchase of property and equipment
     Net cash used for financing activities for the six months ended June 30, 2005 was $5.2 million. This consisted primarily of net payments under the warehouse lines of credit of $5.5 million, proceeds of notes payable related party of $250,000, proceeds of notes payable of $94,767, as well as dividends paid of $69,481. Net cash provided by financing activities for the six months ended June 30, 2004 was $4.9 million. This consisted primarily of payments on the line of credit of $29,669, proceeds from bridge notes of $2.2 million, payments on bridge notes of $1.7 million, payments on notes payable of $20,000, purchase of treasury stock of $556,600 and a increase in additional paid in capital of $5 million.
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
     On April 14, 2004, the Company commenced an action against Consulting Services LLC. Consulting Services LLC instituted a counterclaim on April 19, 2004, against the Company. Both claims are contented by the parties to be of a breach of contract nature from a certain Asset Acquisition Agreement in which the Company claims never consummated therfore services are not liable under the agreement. The counterclaimis of a similare nature which CDA is claiming no liabilty and Consulting Services LLC is asking for the the amount of stock agreed to be given for services per the acquistion agreement of approximately 2.4 million shares of the Company’s stock valued at the time to be approximately $1.8 million and $655,321 for certain liabilities the Company were to assume per the agreement upon closing. The Company is asserting its position of no liability and asking for approximately $712,859 of which was advanced to Consulting Services prior to the knowledge that the transaction was not to close. In April of 2005, the Company filed a motion for summary judgement. Management of the Company anticipates a favorable outcome and has determined it is not necessary to impair this investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the six months ended June 30, 2005, the Company issued shares of its common stock to the following:
•	2,000,000 shares were retunred to the company for a total value of $660,000.

•	1,780,000 shares to a an attorney as settlement of debt with a total value of $249,200.

•	194,320 shares issued to an individual as settlement of debt with a total value of $182,539

•	850,000 shares issued to an individuals related to an exercise of stock warrants with an exercise price of $0.001 per share.
Item 3. Defaults Under Senior Securities
     Pursuant to the terms of the loan and the specific loan covenants of the line of credit agreements with Warehouse One LLC, the Company is required to maintain a minimum corporate net worth of $3,000,000 and a minimum combined corporate / guarantor tangible net worth of $7,000,000. As the stockholder’s equity of the company as of June 30, 2005 was $(4,890,518), per the terms of the contract, this has created an event of default.
     On March 25, 2005, the Company entered into a Mortgage Loan and Purchase Agreement with Bank of Arizona for $10,000,000. The facility is collateralized by the related mortgage loans receivable. Interest is due monthly at the bank reference rate plus an established percentage, varying from prime plus 1 to 1.5%. Each loan carries a fee of approximately $100 to $175 per loan. There are restrictive covenants relating to tangible net worth of not less than $250,000 and a debt to equity ratio no greater than 20:1 to which the Company is in non compliance with these covenants creating an event of default.

Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information.
     During the quarter periods ended March 31, 2004, June 30, 2004 and September 30, 2004, the Company issued shares of common stock which were not properly valued. Additionally, the Company reflected a $5,000,000 revolving line of credit with Club Vista as having been converted into preferred shares for the quarter ended September 30, 2004. Although the Company was directed to convert the credit line into preferred shares by Mr. Gary Thoraldson, Club Vista’s sole shareholder, Club Vista did not ratify such conversion of its line of credit into preferred shares. As a result of these improperly valued common stock issuances and restatement of the Club Vista line of credit, the Company’s net worth was reduced by $5,000,000 and under current accounting rules such as Black Scholes was forced to expense the $5,000,000 against earnings. As a result the Company has incurred defaults under most of its mortgage operating agreements. In order to continue in the mortgage business the Company plans to sell its subsidiary CDL and plans to issue dividends to its shareholders, such that it will have appositive net worth. The Company anticipates amending the previously field 2004 Form 10-QSBs in the near future. Accordingly, the current Form 10-QSBs file in 2004 should no longer be relied upon until such filings have been properly amended.
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
INDEX OF EXHIBITS

		Description of Exhibit	Exhibit No.
302		Certifications	31

	(i)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

	(ii)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

906		Certifications	32

	(i)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	32.1

(b)	Reports on Form 8-K

On August 1 and August 17, 2005, the Company filed two Form 8-K’s in relation to a common stock purchase agreement, it has on August 22, 2005 amended such filings.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER DIRECT OF AMERICA

Date: August 22, 2005

By:	/s/ Michael A. Barron
Michael A. Barron
Chief Executive Officer

Date: August 22, 2005

By:	/s/ Wayne K. Bailey
Wayne K. Bailey
Chief Financial Officer (Principal Accounting Officer)