Form 10QSB
period 2005-09-30
CONSUMER DIRECT OF AMERICA
filed 2005-11-21
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2005

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
State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date

36,960,650 shares of Common Stock outstanding as of September 30, 2005

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER DIRECT OF AMERICA
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$ 160,203	$ 198,141
Loans available for sale	7,240,751	10,905,777
Accounts receivable and receivables from loans sold, net	346,634	230,712
Prepaid and other current assets	377,247	266,948
Total current assets	8,124,835	11,601,578
Property and equipment, net	1,947,775	2,497,244

Other assets:
Goodwill	4,071,414	4,071,414
Other assets, net	716,559	3,655,781
Total other assets	4,787,972	7,727,195
Total assets	$ 14,860,582	$ 21,826,017
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$ 2,220,915	$ 2,391,488
Bridge notes payable	5,869,682	5,869,682
Interest payable	46,287	52,683
Stock subscription payable	82,150	--
Notes payable	1,362,214	1,192,862
Notes payable – related party	150,000	150,000
Line of credit	10,699,094	12,366,181
Total current liabilities	21,031,570	22,022,896
Long-term liabilities:
Notes payable – stockholders, less current maturities	546,523	479,127
Total long- term liabilities	546,523	479,127
Total liabilities	21,578,093	22,502,023
Minority interest	(574,760)	(532,595)
Stockholders' equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized,
36,960,650 and 7,306,000 shares issued and outstanding at
September 30, 2005 and December 31, 2004, respectively	36,961	7,306
Preferred Stock, $0.01 par value, 15,000,000 shares authorized,
-0- shares issued and outstanding at September 30, 2005
and December 30, 2004, respectively	--	--
Additional paid-in capital – Common stock	20,083,889	17,953,311
Treasury stock	(271,600)	(271,600)
Accumulated deficit	(25,390,771)	(17,832,428)
Total stockholders' (deficit)	(5,541,522)	(143,411)
Total liabilities and stockholders' (deficit)	$ 14,860,582	$ 22,826,017

The accompanying notes are an integral part of these financial statements

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Loan origination and sale of mortgage loans	$2,496,205	$3,853,781	$5,924,206	$5,837,712
Marketing revenues and commissions	43,461	177,873	335,536	377,725
Rental income	-100	0	6,905	--
Total revenue	2,539,565	4,031,654	6,266,648	6,215,437

Cost of Sales	793,452	2,270,344	2,500,938	3,478,584

Gross Profit	1,746,114	1,761,310	3,765,710	2,736,853

Expenses
Selling, general and administrative	2,655,862	2,981,009	7,367,489	5,428,910
Depreciation expense	188,734	167,510	566,202	501,452
Total expenses	2,844,596	3,148,519	7,933,691	5,930,362

Loss from operations	-1,098,482	-1,387,209	-4,167,981	-3,193,508

Other (expense) income
Interest expense	-404,768	-159,567	-458,936	-216,711
Debt discount expense	-414,878	--	-2,904,110	--
Other income	--	20,517	--	496,432
Total other (expense) income	-819,646	-139,050	-3,363,046	279,721

Loss before minority shareholder interest	-1,918,128	-1,526,259	-7,531,027	-2,913,787

Loss applicable to minority shareholder interest	-2,817	--	42,165	--

Net loss	-1,920,945	-1,526,259	-7,488,862	-2,913,787

Dividends on preferred shares	--	-36,319	-69,481	-36,319
Net loss applicable to common shareholders	($1,920,945)	($1,562,578)	($7,558,343)	($2,950,106)
Net loss per share, basic and diluted	($0.08)	($0.40)	($0.34)	($0.87)
Net loss per common share, applicable to common shareholders, basic and diluted
	($0.08)	($0.41)	($0.34)	($0.88)
Weighted average number of common shares outstanding, basic and diluted
	23,597,160	3,819,224	22,133,325	3,336,538

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Cash flows from operating activities:
Net (loss)	$ (7,558,344)	$ (2,913,787)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation	566,202	501,452
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(115,922)	(1,758,977)
(Increase) decrease in mortgage loans held for sale	3,665,026	(6,137,020)
(Increase) decrease in stock subscription receivable		--
(Increase) decrease in prepaid expenses	(110,299)	--
(Increase) decrease in other assets	2,939,222	(3,762,950)
Increase (decrease) in accounts payable and accrued expenses	(170,573)	577,967
(Increase) decrease in minority shareholder interest	(42,165)	(269,866)
Net cash provided by (used in) operating activities	601,609	(13,763,181)
Cash flows from investing activities:
Purchase of fixed assets	(16,733)	(493,233)
Net cash used in investing activities	(16,733)	(493,233)
Cash flows from financing activities:
Net repayments on lines of credit	(1,667,087)	6,671,993
Proceeds from related notes payable	67,396	555,672
Proceeds from bridge loans		2,928,184
Payments on bridge notes		--
Net proceeds (payments) of notes payable		5,000,000
Issuance of common stock	29,655	622
Purchase of treasury stock		(556,600)
Increase in additional paid in capital		(46,988)
Dividends paid on preferred shares of subsidiary	(69,481)	(36,319)
Net cash (used for) provided by financing activities	(618,814)	14,516,564
Net increase (decrease) in cash and cash equivalents	(33,938)	260,150
Cash and cash equivalents, beginning of period	194,141	2,589
Cash and cash equivalents, end of period	160,203	262,739
Supplemental disclosure of cash flow information
Interest paid	--	--

The accompanying notes are an integral part of these financial statements

(1)      Basis of Presentation:

The unaudited financial statements as of September 30, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2004 audited financial statements and notes thereto.

Since inception through September 30, 2005, the Company has suffered recurring losses from operations of approximately $25,390,771. Although a substantial portion of the Company's cumulative net loss is attributable to non-cash operating expenses, management believes that it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever. These matters raise substantial doubt about the Company's ability to continue as a going concern.

(2)      Principles of Consolidation:

The consolidated financial statements include the accounts of Consumer Direct and Ocean West Holding Corporation ("OWHC") and Subsidiary, Ocean west Enterprises ("OWE") of which the Company, on July 15, 2004, acquired 84.9% of the outstanding common stock through a stock exchange affected pursuant to a Purchase and Sale of Capital Stock Agreement. On September 8, 2005 OWHC issued dividends on a pro-rata basis to all of its shareholders a dividend to it pro rata share of the stock. The minority shareholder interest of 15.1% of Ocean West Holding Corporation amounts to $574,760. .All significant inter-company accounts and transactions have been eliminated.

(3)      Interim Period:

These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the past fiscal year ended December 31, 2003, included in the Company's Annual Report on Form 10-KSB/A.

Earnings per share have been calculated based upon the weighted average number of common shares outstanding during both reporting periods.

(4)      Stock Issued for Services:

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter party's performance is complete or the date on which it is probable that performance will occur. For the quarter ended September 30, 2005, the amounts that have been charged against income for those services were approximately $(531,815.73).

(5)      Rescission Agreement:

On October 1, 2004, the Company rescinded its acquisition agreement with Pro Mortgage Corporation ("Pro Mortgage"). On November 20, 2003 the Company and Pro Mortgage entered into an acquisition agreement, whereby Pro Mortgage and the Company agreed to exchange 1,000 shares of Pro Mortgage capital stock, representing 100% of the issued and outstanding capital stock of Pro Mortgage, in exchange for 3,000,000 shares of the Company's capital stock, (the "Exchange"). The Exchange was never duly authorized and approved by the parties thereto, and each of the parties hereto desired to rescind the exchange. In connection with such rescission the Company transferred and assigned its shares of the Pro Mortgage capital stock to the Pro Mortgage shareholders and the Pro Mortgage shareholders transferred back its shares of the common stock of the Company.

The rescission shall have the effect of placing the Company in the position it was in prior to the Merger. Pursuant to the Rescission Agreement, the liabilities and assets of Pro Mortgage that existed at the time of the Merger and as existed as of the closing of the Recession Agreement, shall remain the liabilities and assets of Pro Mortgage. The Company views this rescission as nullification and accordingly has not included any operating activities related to Pro Mortgage in the accompanying consolidated financial statements and has restated the numbers for the quarter ended September 30, 2004, to eliminate any results associated with Pro Mortgage.

(6)      Related-Party Transactions:

On October 25, 2004, the Company borrowed $150,000 in the form of a note payable with interest of 10% per annum and payable upon demand, from its Chairman, CEO and Director, Michael Barron. On January 21st and January 24th of 2005, the Company borrowed an additional amount from Mr. Barron of $125,000 and another $125,000 from its former CFO and Director, Wayne K. Bailey. The Company has made payments of $250,000 against this note for the period ended September 30, 2005.

(7)      Sale of Assets

On May 22, 2004, the Company was the reciepient of cash proceeds in the total amount of $400,000 from the sale of the public holding company, Ocean West Holdings (OTC:BB:OWHC) pursuant to the Company's note to Ocean West. The sale of OWHC was directed by the Board of Directors of Ocean West and the payment to the Company was made by Ocean West as a reduction against the monies loaned to Ocean West by CDA. CDA's interest in Ocean West is protected by a UCC-1 lien on all assets of the company.

(8)      Stockholders Equity

Pursuant to a Bridge Loan and Security Agreement (the "Bridge Loan Agreement") with the Company dated February 26, 2004 and amended May 6, 2004 and April 8, 2005, an individual loaned $500,000 to the Company. The loan and interest and other payments payable to the individual were payable on June 15, 2005. The Bridge Loan Agreement provided for the grant of a security interest to the individual in the form of 300,000 shares of common stock. The 300,000 shares of common stock were transferred to the individual on April 8, 2005 as payment for certain amounts owed to the individual pursuant to the Bridge Loan Agreement. Pursuant to the agreement dated April 8, 2005, the same individual acquired 850,000 shares of common stock through the exercise of warrants with a strike price of $.01 on April 20, 2005.

On July 29, 2005, the Company entered into a common stock purchase agreement with an accredited investor in a private placement (the "Private Placement") exempt from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act"). In connection with the Private Placement, the Company sold (i) 4,166,667 shares at the purchase price of six cents ($.06) for $250,000 (a 30% discount on the closing bid price for the prior trading day), which sale closed on July 29, 2005; and (ii) 11,989,796 shares at the price of four and nine-tenths cents ($.049) for $587,500 (a 30% discount on the closing bid price for the prior trading day), which sale closed on August 5, 2005. Pursuant to the Private Placement, the accredited investor had the option, exercisable until August 28, 2005, to purchase an additional $662,500 amount of shares of common stock at the per share price of the lower of (i) $.06 and (ii) 30% below the closing price of the shares on the OTC bulletin board on the trading day prior to purchase. The Company intends to use the net proceeds of the Private Placement primarily for funding working capital, acquisitions and the spin-off of its subsidiary, Shearson Home Loans.

The shares of common stock offered and sold in the Private Placement have not been registered under the Securities Act and were sold in reliance upon the exemption for the securities registration afforded by Regulation D of the Securities Act. The investor represented to the Company that it is an "Accredited Investor," as defined in Rule 501 of Regulation D, under the Securities Act. In connection with the Private Placement, the Company entered into a registration rights agreement with the investor, pursuant to which the Company agreed to promptly file a registration statement covering re-sales from time-to-time by the investor of the shares of common stock purchased in the Private Placement. The Company issued a total of 15,021,462 shares of common stock for a total value of $836,695.

(9)      Stock Subscription Agreement

On or about March 23, 2005, Vertical Capital Partners (a Delaware corporation) subscribed to acquire 2,000,000 shares of common stock of the Company at a purchase price of $.001 per share pursuant to an investment banking agreement between the Company and Vertical Capital Partners. This subscription agreement has been canceled and on July 11, 2005, Vertical returned the entire 2,000,000 shares of common stock to the Company and said shares were marked "CANCELLED" and are to be returned to the Company's treasury. Despite the cancelled subscription agreement, Vertical remains the beneficial owner 60,000 or less shares of common stock of the Company. Vertical has sole dispositive and voting power with respect to 60,000 or less shares of common stock of the Company.

(10)      Stock Compensation Plan

On May 14, 2005 the Company adopted a stock compensation plan. The purpose of the plan is to provide the Company with a means of compensating selected key employees (including officers) of, and consultants and advisors to, the Company and its subsidiaries for their services with shares of Common Stock of the Company. All shares awarded or sold under the plan will be newly issued shares of the Company's Common Stock. The number of shares subject to the plan is 5,000,000. The Company's Board of Directors will adjust the number and kind of shares subject to the plan in the event of any recapitalization, reclassification, reorganization, merger, consolidation, share exchange, other business combination in which the Company is the surviving parent corporation, stock split-up, combination of shares, or dividend or other distribution payable in capital stock or rights to acquire capital stock.

The Company's Board of Directors administers the plan and selects those who are to participate in the plan. The Board determines the number of shares to be awarded or sold to participants, the times of such awards or sales, the consideration to be paid for the shares, and the conditions, rights of repurchase, rights of first refusal and transfer restrictions, if any, that will apply. At the Board's discretion, shares may be issued in consideration of services fully performed, if such services are not in connection with the offer or sale of securities in a capital-raising transaction and do not directly or indirectly promote or maintain a market for the Company's securities. Each award or sale of shares under the plan must be evidenced by a written agreement between the Company and the recipient of the shares. The Board may make changes in or additions to the plan which it deems to be proper and in the best interests of the Company and its stockholders.

The plan became effective on May 14, 2005 and will automatically terminate on May 13, 2014. The Board may also act to suspend or terminate the plan at any time, without notice. The plan is not subject to provisions of the Employee Retirement Income Security Act of 1974. An "affiliate" of the Company as defined by regulations under the Securities Act may not offer or sell the shares received under the plan except pursuant to an effective registration statement under the Securities Act or an available exemption from registration.

For the quarter ended September 30, 2005, the Company issued 2,720,536 shares, for a total value of $136,027 to Michael Barron, Joseph Cosio-Barron and Westlea Trust under the plan as deferred compensation.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this document. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed below under Factors Affecting Future Operating Results. The Company disclaims any obligation to update information contained in any forward- looking statement.

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

On May 22, 2004, the Company was the reciepient of cash proceeds in the total amount of $400,000 from the sale of the public holding company, Ocean West Holdings (OTC:BB:OWHC) pursuant to the Company's note to Ocean West. The sale of OWHC was directed by the Board of Directors of Ocean West and the payment to the Company was made by Ocean West as a reduction against the monies loaned to Ocean West by CDA. CDA's interest in Ocean West is protected by a UCC-1 lien on all assets of the company.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues from origination and/or sale of loans decreased 37.0% or $1,492,000 to $2.5 million for the quarter ended September 30, 2005 from $4.0 million for the quarter ended September 30, 2004. The decrease in revenues can be attributed to the closure of non-profitable branch locations.

Gross profit decreased $15,000 to $1,746,000 million or 0.9% from $1,761,000 for the quarter ended September 30, 2004. The slight decrease is given the volume of revenues in the prior year can be attributed to a reduction in cost of sales over the period.

The Company incurred costs associated with the debt discount amortization related to the beneficial conversion features on three of its notes in the amount of $414,878 for the three months ended September 30, 2005, as the note was incurred during the third quarter of the current fiscal year.

Total operating expenses decreased $303,923 or 9.7% to $2.8 million for the quarter ended September 30, 2005 from $2.9 million for the quarter ended September 30, 2004. The decrease is related to the closing of unprofitable branches, offset by an increase in professional fees.

We had a net loss of $1,920,945 for the quarter ended September 30, 2005 compared to net loss of $1,526,000 for the same quarter of 2004. The increase in the loss for the September 30, 2005 quarter was due to increase in professional fees and the non cash charges related to the debt discount.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues from origination and/or sale of loans increased 0.8% or $51,000, to $6,267,000 for the nine months ended September 30, 2005 from $6,215,000 for the nine months ended September 30, 2004. The slight increase in revenues can be attributed management maximizing its results from unprofitable locations prior to closure.

Gross profit increased $1,000,000 to $3.7 million or 37.6% from $2.7 million for the nine months ended September 30, 2004. The increase is attributable to the reduction of cost of sales for the period.

The Company incurred costs associated with the debt discount amortization related to the beneficial conversion features on three of its notes in the amount of $2,904,110 for the nine months ended September 30, 2005, as the note was incurred during the third quarter of the current fiscal year.

Total operating expenses increased $2.0 million or 33.8% to $7.9 million for the nine months ended September 30, 2005 from $5.9 million for the nine months ended September 30, 2004. The increase is related to expenses relating to the Company's acquisition of Ocean West and an increase in professional fees.

We had a net loss of $7.4 million for the nine months ended September 30, 2005 compared to net loss of $2.9 million for the nine months ended September 30, 2004. The $4.6 million increase in the loss for the nine months ended September 30, 2005 was due to the new accounting rules that required the monetizing of stock conversion features of bridge loans which totaled $2.9 million, the costs associated with the acquisition of Ocean West and an increase in interest and professional fees.

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

Historically we have funded loans primarily through our warehouse credit facilities or using cash on hand. Loans that are closed using our credit facilities are funded through short term borrowing on our warehouse lines of credit. We pay interest on funds advanced under the warehouse lines of credit at a pre-negotiated rate. The interest rate at which we borrow is variable in nature and typically averages between 4.5% and 6.9% per annum. The average time between funding a mortgage and the receipt of the proceeds from the sale of the mortgage was approximately fifteen days during fiscal 2004 and continued as such during the Nine months ended September 30, 2005.

Our ability to finance and purchase mortgage loans depends on our ability to secure warehouse lines of credit with acceptable terms. Currently we fund loans through warehouse lines of credit with Bank of Arizona and a Private Line with Club Vista. As of September 30, 2005 the outstanding balance with Bank of Arizona and the private line was $7.1 million. The lending limit on the line of credit through Bank of Arizona and the private line is $10 million and $5 million, respectively. The Company has a line of credit with Provident Consumer Financial Services which is $8,000,000 and Warehouse One is $5,000,000. Due to an event of default resulting from the reduction of its net worth the Company has paid their respective balances in full, $1.2 miilion to Provident and 336,000 to Warehouse One. The loan agreement governing the terms of the Warehouse One line of credit contains a restrictive covenant requiring the Company to maintain a minimum corporate net worth of $3,000,000 and a minmum combined corporate/guarantor tangible net worth of $7,000,000. The Company is currently not in compliance with its lender. As of September 30, 2005 the stockholders' equity of the Company was $(5,541,522), per the terms of the contract this has created an event of default. Since the Company does not comply with the restrictive covenants, there is the possibility that we may lose the credit facility at any time, which would cause a negative impact on the way we do business and a material adverse effect on our results of operations and financial condition.

Historically we have funded operations through a combination of borrowings and issuance of stock. We currently intend to retain our earnings for the foreseeable future to help increase our liquidity. Management continues to explore investment alternatives to aid in its liquidity, but there can be no reliance made on such.

Management currently believes that cash flows from operations should be sufficient to meet the Company's current liquidity and capital needs at least through fiscal 2005 however, if they are not, management will seek equity funding from the public capital markets , so long as there are no material adverse changes to the terms or availability of our warehouse lines of credit, we believe we can meet our liquidity and capital needs at current production levels at least through fiscal 2005. However we are currently exploring possible liquidity sources either through additional borrowings or potential capital partners to enable us to increase our loan production and expansion. Future offerings are probable in order to fund the acquisition growth by the Company. The Company anticipates raising equity capital in the amount of $5 million during 2005 in order to fund the integration of this growth. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any equity financing could result in dilution to existing stockholders.

Cash Flows

During the first nine months of fiscal 2005 and 2004 we had net cash used in operating activities of 791,084 and $(13.5) million, respectively. The primary sources of net cash provided by was a decrease in receivables from loan sold, mortgage loans held for sale, increase in other current assets and the beneficial conversion debt discount and a decrease accounts payable, for the month period ending September 30, 2005. The primary sources of net cash used for was a increase in mortgage loans available for sale. an increase in accounts receivable, an increase in other assets of $3.7 million due primarily to the increase in goodwill associated with the acquisition of Ocean West as well as the net loss for the period. As investors purchase loans, the amounts advanced for such loans through the warehouse lines of credit are paid. At that time, the receivables are cleared and the cash deposited in our operating account. These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.

Net cash used for investing activities during the first nine months of fiscal 2005 was $16,733 which was attributable to the purchase of property and equipment. Net cash used for investing activities during the first nine months of fiscal 2004 was $493,233 attributable to the purchase of property and equipment.

Net cash used for financing activities for the nine months ended September 30, 2005 was $769,879. This consisted primarily of net payments under the warehouse lines of credit of $1.7 million, proceeds of notes payable related party of $169,352, an increase in additional paid in capital of $2.1 million, as well as dividends paid of $69,481. Net cash provided by financing activities for the nine months ended September 30, 2004 was $14.3 million. This consisted primarily of proceeds on the line of credit of $6.7 million, proceeds from bridge notes of $2,928,000, proceeds on notes payable of $555,672, proceeds of $5.0 million in convertible debt, purchase of treasury stock of $556,600 and a decrease of additional paid in capital of $46,988.

At 2004, the Company has net operating loss carryforwards ("NOLs") of approximately $11,615,000, expiring in various years through 2025.

On September 11, 2002, the Governor of California signed into law new tax legislation that suspends the use of NOL carry-forwards into tax years beginning on or after January 1, 2002 and 2003. Should the Company have taxable income it may not look to California net operating losses generated in prior years to offset taxable income. This suspension will not apply to tax years beginning in 2004 and beyond.

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

Forward-Looking Statements

Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements. We cannot assure that we will be able to anticipate or respond timely to the changes that could adversely affect our operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our securities.

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

  Our losses from period to period;
  Our failure to continue to be an approved FHA mortgagee;
  Our dependence on the warehouse lines of credit which has been reduced ;
  Our need for additional funding sources so that our ability to originate and fund loans is not impaired and
  Our ability to compete with banks and other mortgage lenders that are significantly larger.

Item 3.      Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost- effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

In the normal course of business, the Company is involved in various legal actions. It is the opinion of management that none of these legal actions will have a material effect on the financial position or results of operations of the Company.

On April 14, 2004, the Company commenced an action against Consulting Services LLC. Consulting Services LLC instituted a counterclaim on April 19, 2004, against the Company. Both claims are contented by the parties to be of a breach of contract nature from a certain Asset Acquisition Agreement in which the Company claims never consummated therfore services are not liable under the agreement. The counterclaimis of a similare nature which CDA is claiming no liabilty and Consulting Services LLC is asking for the the amount of stock agreed to be given for services per the acquistion agreement of approximately 2.4 million shares of the Company's stock valued at the time to be approximately $1.8 million and $655,321 for certain liabilities the Company were to assume per the agreement upon closing. The Company is asserting its position of no liability and asking for approximately $712,859 of which was advanced to Consulting Services prior to the knowledge that the transaction was not to close. In April of 2005, the Company filed a motion for summary judgement. Management of the Company anticipates a favorable outcome and has determined it is not necessary to impair this investment.

Ocean West Enterprises ("OWE"), 84.9% owned by Consumer Direct, currently guaranteed to HUD three loans totalling approximately $622,000 that are currently in default. OWE is responsible for the guarantee and Consumer Direct has address the issue with its counsel .

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the Nine months ended September 30, 2005, the Company issued shares of its common stock to the following:

  2,000,000 shares were returned to the company for a total value of $660,000.
  1,780,000 shares to a an attorney as settlement of debt with a total value of $249,200.
  194,320 shares issued to an individual as settlement of debt with a total value of $182,539
  850,000 shares issued to individuals related to an exercise of stock warrants with an exercise price of $0.001 per share.
  2,720,536 shares issued to Michael Barron, Joseph Cosio-Barron and Westlea Trust for deferred compensation with a total value of $136,027.
  1,334,334 shares issued to an individual as a settlement of debt for a total value of $400,300.
  15,021,462 shares issued to an investment company for equity with a total value of $836,695.

Item 3.      Defaults Under Senior Securities

Pursuant to the terms of the loan and the specific loan covenants of the line of credit agreements with Warehouse One LLC, the Company is required to maintain a minimum corporate net worth of $3,000,000 and a minimum combined corporate / guarantor tangible net worth of $7,000,000. As the stockholder's equity of the company as of September 30, 2005 was $(5,541,522), per the terms of the contract, this has created an event of default.

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

Item 4.      Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information.

During the quarter periods ended March 31, 2004, June 30, 2004 and September 30, 2004, the Company issued shares of common stock which were not properly valued. Additionally, the Company reflected a $5,000,000 revolving line of credit with Club Vista as having been converted into preferred shares for the quarter ended September 30, 2004. Although the Company was directed to convert the credit line into preferred shares by Mr. Gary Thoraldson, Club Vista's sole shareholder, Club Vista did not ratify such conversion of its line of credit into preferred shares after such. As a result of these improperly valued common stock issuances and restatement of the Club Vista line of credit, the Company's net worth was reduced by $5,000,000 and under current accounting rules such as Black Scholes was forced to expense the $5,000,000 against earnings. As a result the Company has incurred defaults under most of its mortgage operating agreements. In order to continue in the mortgage business the Company plans to sell its subsidiary CDL and plans to issue dividends to its shareholders, such that it will have appositive net worth. The Company anticipates amending the previously field 2004 Form 10-QSBs in the near future. Accordingly, the current Form 10-QSBs file in 2004 should no longer be relied upon until such filings have been properly amended.

Item 6.      Exhibits and Reports on Form 8-K

(a)      Exhibits

INDEX OF EXHIBITS

Description of Exhibit	Exhibit No.
302 Certifications	31.0
(i) Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
(ii) Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
906 Certifications	32.0
(i) Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	32.1

(b)      Reports on Form 8-K

On August 1 and August 17, 2005, the Company filed two Form 8-K’s in relation to a common stock purchase agreement.

On October 11, 2005 the Company reported a change in its independent accountant from DeJoya to Company to Chavez and Koch.

On October 15, 2005, the Company filed a Form 8-K reporting the resignation of its CFO and the appointment of its replacement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER DIRECT OF AMERICA
Date: November 21, 2005	By: /s/ Michael A. Barron Michael A. Barron Chief Executive Officer
Date: November 21, 2005	By: /s/ Lee Shorey Lee Shorey Chief Financial Officer (Principal Accounting Officer)