Form 10QSB/A
period 2004-03-31
CONSUMER DIRECT OF AMERICA
filed 2005-11-25
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(as amended November 25, 2005)

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

3,088,530 shares of Common Stock outstanding as of March 31, 2004

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

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

CONSUMER DIRECT OF AMERICA
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(unaudited)	(audited)

Assets
Current assets:
Cash and cash equivalents	$ --	$ 2,589
Accounts receivable and receivables from loans sold, net	408,296	611,507
Prepaid and other current assets	574,487	--
Total current assets	928,782	614,096
Property and equipment, net	1,325,295	1,560,567

Other assets:
Goodwill	1,871,361	1,871,361
Other assets, net	85,542	111,924
Total other assets	1,956,903	1,983,285
Total assets	$ 4,264,980	$ 1,983,285

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$ 1,416,480	$ 1,298,451
Bridge notes payable	1,810,671	295,600
Interest payable	22,754	16,414
Notes payable	38,500	58,500
Line of credit	--	29,669
Total current liabilities	3,288,405	1,698,634
Long-term liabilities:
Notes payable - stockholders, less current maturities	--	--
Total long- term liabilities	--	--
Total liabilities	3,288,405	1,698,634

Minority interest	--	--

Stockholders' equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized, 3,088,529 and 3,088,529 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	3,088	3,088

Additional paid-in capital - Common stock	7,592,731	7,868,648

Treasury stock	(556,600)	--
Accumulated deficit	(6,062,644)	(5,412,422)
Total stockholders' equity	976,575	2,459,314
Total liabilities and stockholders' equity	$ 4,264,980	$ 4,157,948

The accompanying notes are an integral part of these financial statements

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003

	March 31,	March 31,
	2004	2003
Revenues
Loan origination and sale of mortgage loans	$ 1,052,794	$ 2,710,518
Rental income	--	--
Total revenue	1,052,794	2,710,518

Expenses
Selling, general and administrative	1,999,554	3,115,189
Depreciation expense	166,978	146,789
Total expenses	2,166,532	3,261,978

Loss from operations	(1,113,738)	(551,460)

Other (expense) income
Interest expense	(6,340)	(35,592)
Other income	469,856	--
Total other (expense) income	463,516	(35,592)

Loss before minority shareholder interest	(650,222)	(587,052)

Loss applicable to minority shareholder interest	--	--

Net loss	(650,222)	(587,052)

Dividends on preferred shares	--	--

Net loss applicable to common shareholders	($650,222)	($587,052)

Net loss per share, basic and diluted	($0.19)	($0.29)

Net loss per common share, applicable to common shareholders, basic and diluted	($0.19)	($0.29)

Weighted average number of common shares outstanding, basic and diluted	3,392,000	1,999,503

The accompanying notes are an integral part of these financial statements

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003

	Three Months Ended March 31,	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net (loss)	$ (650,222)	$ (587,052)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation	166,798	146,789
Stock based expenses	--	--

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(421,275)	(127,545)
(Increase) decrease in mortgage loans held for sale	--	--
(Increase) decrease in prepaid expenses	--	8,772
(Increase) decrease in other assets	76,832	(8,492)
Increase (decrease) in accounts payable and accrued expenses	213,287	(187,637)
(Increase) decrease in minority shareholder interest	--	--
Net cash used in operating activities	(614,580)	(755,165)

Cash flows from investing activities:
Purchase of fixed assets	(10,030)	(98,169)
Net cash used in investing activities	(10,030)	(98,169)

Cash flows from financing activities:
Net repayments on lines of credit	(29,669)	(29,669)
Proceeds from related notes payable	--	--
Issuance of common stock	--	13,795
Proceeds from bridge loans	1,810,671	--
Payments on bridge notes	(295,600)	--
Payments of notes payable	(20,000)	(8,558)
Purchase of treasury stock	(556,600)	--
Increase in additional paid in capital	(286,781)	903,252
Dividends paid on preferred shares of subsidiary	--	--
Net cash provided by financing activities	622,021	878,820

Net increase (decrease) in cash and cash equivalents	(2,589)	25,486

Cash and cash equivalents, beginning of period	2,589	159,484

Cash and cash equivalents, end of period	$ --	$ 184,970

Supplemental disclosure of cash flow information
Interest paid	$ --	$ --

(1)    Basis of Presentation:

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

(2)    Bridge Loans:

During the three months ended March 31, 2004, the Company issued Bridge Financing Notes ("The Notes") to obtain $1,515,000 in financing. The loans were issued to assist the Company with its operating expenses. Company assets are being used as collateral to secure the notes. The note terms call for each promissory note to be repaid with 10% interest in cash.

(3)    Subsequent Event – Rescission of Asset Purchase Agreement:

During January 2004 the Company entered into an agreement to acquire certain stated assets and to assume certain stated liabilities of Consulting Services LLC., a Georgia corporation ("CSLLC") through a stock exchange to be effected pursuant to an Asset Acquisition Agreement. According to the Agreement, CSLLC should transfer to the Registrant (the Company) the stated assets and stated liabilities of CSLLC and the Registrant should issue to the two stockholders of CSLLC an aggregate of 4,764,427 shares of the common stock, par value $0.001, per share, of the Registrant. The amount of consideration was determined by arms-length negotiations between the Registrant and the stockholders of CSLLC.

After "bankrolling" CSLLC's operations from January through March 2004, the Company discovered possible violations of the Asset Purchase Agreement by CSLLC.

On April 21, 2004, the Company filed a lawsuit in the Nevada District Court against CSLLC alleging breach of contract, breach of covenant of good faith and fair dealing, tortuous interference with contract, fraud and misrepresentation, conversion, and unjust enrichment. The Company seeks rescission of the Agreement and general damages.

In order to secure repayment of approximately $624,486 previously advanced to the defendant, the Company collateralized various assets. The Company's management believes to have secured sufficient collateral in order to recoup the entire amount of $624,486.

(4)    Settlement Agreement and General Release:

On February 3, 2004, the Company entered into a Settlement Agreement and General Release (the "Agreement") with Lending Services Corporation d/b/a Las Vegas Mortgage Company ("LVMC"). Pursuant to the Agreement, all shares of common stock previously issued to LVMC were transferred to the Company and various payables and receivables between the Company and LVMC were eliminated. The settlement resulted in an extraordinary gain of approximately $469,856 and the recognition of treasury stock in the amount of $556,600.

(5)    Interim Period:

These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the past fiscal year ended December 31, 2003, included in the Company's Annual Report on Form 10-KSB.

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

Overview

Consumer Direct of America (The "Company") is a direct-to-consumer mortgage broker and banker with revenues derived primarily from origination commissions earned on the closing of first and second mortgages on single-family residences ("mortgage loans" and "home equity loans"). The Company currently employs over 300 people, 150 of which are residential mortgage and/or real estate brokerage professionals. The Company has closed loan volume of over $800 million for the year ended December 31, 2003. The Company has acquired and intends to acquire other businesses in the direct-to consumer mortgage brokerage business and may acquire other businesses that are outside the direct-to-consumer mortgage brokerage business. The Company believes it has the infrastructure, systems, direct marketing call center support and operational management necessary to properly integrate more acquisitions in order to establish and support a national network.

Extraordinary Business Expense

During the first quarter of 2004, the Company continued its investment in its development of its mortgage banking operations. Mortgage banking is a strategic element of the company and after several attempts to acquire an existing mortgage banking operation, the Company has begun the development of its own operations from scratch. To facilitate this, the Company needs several credit facilities to "bank" its loans while they are waiting to be sold to the secondary market. The net effect of this is that while the company is growing its banking operations and expanding its use of its banking warehouse lines, it continues to experience a net loss as more cash is used to fund interest fees associated with the use of the credit facilities. These expenses are recovered to the Company upon the resale of loans to the secondary market which takes about 45-60 days to complete. The funds received from the resale replenish the credit line and the Company keeps the differential gain on sale as its banking profit or "back end". Since the Company's growth will demand approximately $100 million in warehouse credit facilities over the next year, additional equity is required to meet the financial ratios for this type of facility. The Company began its program to raise $5 million in equity capital and hired the firm of Meyers and Associates to underwrite its financing. The Company has extraordinary expenses for legal, accounting, & travel of $279,844 for the quarter. These expenses are not directly related to the loan production of the company's operations and would not be part of the operating overhead if the company were not engaged in an aggressive acquisition strategy.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net revenues from origination and/or sale of loans decreased 59.2% or $1,600,000 to $1.1 million for the quarter ended March 31, 2004 from $2.7 million for the quarter ended March 31, 2003. This decrease resulted primarily from discontinued operations associated with the acquisition of Las Vegas Mortgage and its net branch system.

Total operating expenses decreased $1.1 million or 33.3% to $2.2 million for the quarter ended March 31, 2004 from $3.3 million for the quarter ended March 31, 2003. The decrease is related to discontinue operations associated with the acquisition of Las Vegas Mortgage.

We had a net loss of $650,222 for the quarter ended March 31, 2004 compared to net loss of $587,052 for the same quarter of 2003. The increase in the loss for the March 31, 2004 quarter was due to the reduction in revenues partially offset by the reduction in expenses associated with the discontinued operations of Las Vegas Mortgage.

Liquidity and Capital Resources

The Company's sources of cash flow include cash commissions from the brokerage of mortgages, borrowings under institutional credit facilities, marketing fees, and interest income. The Company's uses of cash include operating expenses, payment of interest, and capital expenditures primarily comprised of facility expansion, furniture, fixtures, computer equipment, software and leasehold improvements.

The Company believes that its existing cash and cash equivalents as of March 31, 2004 will be sufficient to fund its operating activities, capital expenditures and other obligations for the next twelve months. However, if during that period or thereafter the Company is not successful in generating sufficient cash flow from operations, or in raising additional funds when required in sufficient amounts and on terms acceptable to the Company, it could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be reduced.

Cash Flows

During the first three months of fiscal 2004 and 2003 we had net cash used in operating activities of $614,580 and $755,165, respectively. The primary sources of net cash used in was a decrease in accounts receivable increase in other current assets and accounts payable, for the three month period ending March 31, 2004. The primary sources of net cash used for was a increase in accounts receivable for the three month period ending March 31, 2004 offset by the net loss for the period.

Net cash used for investing activities during the first three months of fiscal 2004 and 2003 was $10,030 and $98,169, which was attributable to the purchase of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2004 was $622,021. This consisted primarily of proceeds from the issuance of bridge notes of $1.8 million. Net cash provided by financing activities for the three months ended March 31, 2003 was $878,820. This consisted primarily of an increase in additional paid in capital of $903,252.

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

Forward-Looking Statements

Statements contained in this Form 10-QSB/A that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements. We cannot assure that we will be able to anticipate or respond timely to the changes that could adversely affect our operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our securities.

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

While We Achieved a Profitable Quarter During Fiscal 2003, We Have a History of Losses, and We May Not Be Able to Maintain Profitability

While we achieved a profitable quarter as of June 30, 2002, we have an accumulated deficit of $6.1 million. Because we expect our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to maintain profitability. We may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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

Our Business Will be Adversely Affected if We Are Unable to Safeguard the Security and Privacy of Our Customers' Financial Data

We retain on our premises personal financial documents that we receive from prospective borrowers in connection with their loan applications. These documents are highly sensitive and if a third party were to misappropriate our customers' personal information; customers could possibly bring legal claims against us. We cannot assure you that our privacy policy will be deemed sufficient by our prospective customers or compliant with any federal or state laws governing privacy, which may be adopted in the future.

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

CONSUMER DIRECT OF AMERICA
Date: November 25, 2005	By: /s/ Michael A. Barron Michael A. Barron Chief Executive Officer
Date: November 25, 2005	By: /s/ Lee Shorey Lee Shorey Chief Financial Officer (Principal Accounting Officer)