Form 10QSB/A
period 2004-06-30
CONSUMER DIRECT OF AMERICA
filed 2005-11-25
CIK 1138173

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

8,635,000 shares of Common Stock outstanding as of June 30, 2004

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSUMER DIRECT OF AMERICA
BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$--	$2,589
Accounts receivable and receivables from loans sold, net	136,848	650,507
Prepaid and other current assets	301,980	--
Total current assets	438,828	614,096
Property and equipment, net	1,244,605	1,560,567

Other assets:
Goodwill	1,871,361	1,871,361
Other assets, net	712,829	111,294
Total other assets	2,615,065	1,983,285
Total assets	$4,298,498	$4,157,948
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,730,113	$1,298,451
Bridge notes payable	766,429	295,600
Interest payable	73,559	52,683
Stock subscription payable	16,414
Notes payable	38,500	58,500
Notes payable - related party	--	--
Line of credit	--	29,669
Total current liabilities	2,608,601	1,698,634

Long-term liabilities:
Notes payable - stockholders, less current maturities	--	--
Total long- term liabilities	--	--
Total liabilities	2,608,601	1,698,634

Stockholders' equity (deficit):

Common stock, $0.001 par value, 100,000,000 shares authorized, 8,635,000 and 3,088,520 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	8,635	3,088

Preferred Stock, $0.01 par value, 15,000,000 shares authorized, -0- shares issued and outstanding at June 30, 2004 and December 30, 2004, respectively	--	--

Additional paid-in capital - Common stock	9,037,812	7,868,648
Treasury stock	(556,600)	--
Accumulated deficit	(6,799,950)	(5,412,422)
Total stockholders' (deficit)	1,689,897	2,459,314
Total liabilities and stockholders' (deficit)	$4,298,498	$4,157,948

The accompanying notes are an integral part of these financial statements

CONSUMER DIRECT OF AMERICA
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues
Loan origination and sale of mortgage loans	$1,132,585	$2,320,158	$2,185,379	$5,030,676
Marketing revenues and commissions	--	300,707	--	300,707
Licensing Agreements		378,878		378,878
Rental income	4,464	(4,153)	4,464	(4,153)
Total revenue	1,137,049	2,995,590	2,189,843	5,706,108

Expenses
Selling, general and administrative	1,656,587	2,677,952	3,656,141	5,793,141
Depreciation expense	166,963	151,884	333,941	298,673
Total expenses	1,823,550	2,829,836	3,990,082	6,091,814

Loss from operations	(686,501)	165,754	(1,800,239)	(385,706)

Other (expense) income
Interest expense	(50,805)	(793)	(57,145)	(36,385)
Debt discount expense	--	--	--	--
Other income	--	--	469,856	--
Total other (expense) income	(50,805)	(793)	412,711	(36,385)

Loss before minority shareholder interest	(737,306)	164,961	(1,387,528)	(422,091)

Loss applicable to minority shareholder interest	--	--	--	--

Net loss	(737,306)	164,961	(1,387,528)	(422,091)

Dividends on preferred shares	--	--	--	--

Net loss applicable to common shareholders	$(737,306)	$164,961	$(1,387,528)	$(422,091)

Net loss per share, basic and diluted	$(0.24)	$0.07	$(0.45)	$(0.20)

Net loss per common share, applicable to common shareholders, basic and diluted	$(0.24)	$0.07	$(0.45)	$(0.20)

Weighted average number of common shares outstanding, basic and diluted	3,088,529	2,436,304	3,088,529	2,081,165

The accompanying notes are an integral part of these financial statements

CONSUMER DIRECT OF AMERICA
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Cash flows from operating activities:
Net (loss)	$(1,387,528)	$(422,091)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation	333,941	298,673
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	474,659	323,633
(Increase) decrease in prepaid expenses	--	(30,871)
(Increase) decrease in other assets	(866,583)	18,157
Increase (decrease) in accounts payable and accrued expenses	488,807	(128,050)

Net cash provided by (used in) operating activities	(956,704)	59,451

Cash flows from investing activities:

Notes receivable		(476,992)
Purchase of fixed assets	(85,236)	(116,931)

Net cash used in investing activities	(85,236)	(593,923)

Cash flows from financing activities:

Net repayments on lines of credit	(29,669)	(29,669)
Proceeds from bridge loans	470,829	--
Payments of notes payable	(20,000)	(286,718)
Proceeds from notes payable	--	91,130
Purchase of treasury stock	(556,600)	--
Issuance of common stock	5,547	13,795
Increase in additional paid in capital	1,169,244	903,252
Dividends paid on preferred shares of subsidiary	--	--
Net cash provided by financing activities	1,039,351	691,790

Net increase (decrease) in cash and cash equivalents	(2,589)	157,318

Cash and cash equivalents, beginning of period	2,589	159,484

Cash and cash equivalents, end of period	--	316,802

Supplemental disclosure of cash flow information
Interest paid	--	36,545

The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004

(1)	Basis of Presentation:

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

Since inception through June 30, 2004, the Company has suffered recurring losses from operations of approximately $6,799,950.  Although a substantial portion of the Company’s cumulative net loss is attributable to non-cash operating expenses, management believes that it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

(2)	Stockholders’ Equity:

During the three months ended June 30, 2004, the Company issued 4,444,000 shares of common stock in conjunction with a $5,000,000 stock subscription and 1,103,000 shares of common stock in conjunction with the conversion of $1,450,600 in Bridge Notes.

(3)	Bridge Loans:

During the three months ended June 30, 2004, the Company issued Bridge Financing Notes ("The Notes") to obtain $406,358 in additional financing. The loans were issued to assist the Company with its operating expenses. Company assets are being used as collateral to secure the notes. The note terms call for each promissory note to be repaid with 10% interest in cash.

On June 30, 2004, the Company issued 1,103,000 shares of common stock in conjunction with the conversion of $1,450,600 in Bridge Notes.

(4)	Litigation - Rescission of Asset Purchase Agreement

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

These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the past fiscal year ended December 31, 2003, included in the Company’s Annual Report on Form 10-KSB.

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

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net revenues from origination and/or sale of loans decreased 0.8% or $1.8 million, to $1,137,000 for the quarter ended June 30, 2004 from $2,995,000 for the quarter ended June 30, 2003. The decrease in revenues can be attributed to the discontinued operation of the acquisition of Las Vegas Mortgage.

Total operating expenses decreased $1,006,000 or 34% to $1,824,000 for the quarter ended June 30, 2004 from $2,678,000 for the quarter ended June 30, 2003. The decrease is related to expenses relating to the discontinued operation of the acquisition of Las Vegas Mortgage.

We had a net loss of $737,306 for the quarter ended June 30, 2004 compared to net income of $164,961 for the same quarter of 2003. The increase in the loss for the June 30, 2004 quarter was due to the reduction in revenues partially offset by the reduction in expenses associated with the discontinued operations of Las Vegas Mortgage.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net revenues from origination and/or sale of loans decreased $3.5 million, to $2.2 million for the six months ended June 30, 2004 from $5.7 million for the six months ended June 30, 2004. The decrease resulted primarily from discontinued operations associated with the acquisition of Las Vegas Mortgage and its net branch system.

Total operating expenses decreased $2.1 million to $4.0 million for the six months ended June 30, 2004 from $6.1 million for the six months ended June 30, 2003. The increase is related to expenses relating to the Company’s discontinued operations of its acquisition of Las Vegas Mortgage.

We had a net loss of $1,387,528 for the six months ended June 30, 2004 compared to net loss of $422,091 for the six months ended June 30, 2003. The increase in the loss for the June 30, 2004 period was to the reduction in revenues partially offset by the reduction in expenses associated with the discontinued operations of Las Vegas Mortgage.

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

Cash Flows

During the first six months of fiscal 2004 and 2003 we had net cash (used in) provided by operating activities of $(956,704) and $59,451 million, respectively. The primary sources of net cash used in were a decrease in other current assets and the net loss, for the month period ending June 30, 2004. The primary sources of net cash provided by was a increase in accounts receivable.

Net cash used for investing activities during the first six months of fiscal 2004 was $85,236, which was attributable to the purchase of property and equipment. Net cash used for investing activities during the first six months of fiscal 2003 was payment of notes receivable of $476,992 and $116,931 attributable to the purchase of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2004 was $1.0 million. This consisted primarily of an increase in additional paid in capital of $1.2 million. Net cash provided by financing activities for the six months ended June 30, 2003 was $691,790.  This consisted primarily of an increase in additional paid in capital of $903,252.

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

While We Achieved a Profitable Quarter During Fiscal 2003, We Have a History of Losses, and We May Not Be Able to Maintain Profitability

While we achieved a profitable quarter as of June 30, 2002, we have an accumulated deficit of $6.8 million. Because we expect our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to maintain profitability. We may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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