Form 10QSB/A
period 2004-09-30
CONSUMER DIRECT OF AMERICA
filed 2005-11-25
CIK 1138173

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

CONSUMER DIRECT OF AMERICA

Table of Contnents

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSUMER DIRECT OF AMERICA
CONSOLIDATED BALANCE SHEETS

	September 30, 2004 (Unaudited)	December 31, 2003 (Audited)
Assets
Current assets:
Cash and cash equivalents	$262,739	$2,589
Loans available for sale	6,494,026
Accounts receivable	155,548	611,507
Prepaid and other current assets	1,386,984	--
Total current assets	8,299,297	614,096
Property and equipment, net	1,444,796	1,560,567

Other assets:
Notes receivable	30,875	30,875
Goodwill	1,871,361	1,871,361
Other assets	2,373,081	81,049
Total other assets	4,275,317	1,983,285
Total assets	$14,019,410	$4,157,948
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,859,275	$1,298,451
Bridge notes payable	6,013,765	295,600
Interest payable	22,692	16,414
Notes payable net of deferred interest	817,919	58,500
Line of credit	6,671,993	29,669
Total current liabilities	15,385,644	1,698,634
Long-term liabilities:
Notes payable - stockholders, less current maturities	555,762	--
Total long- term liabilities	555,762	--
Total liabilities	15,941,406	1,698,634
Minority shareholder interest	(269,866)
Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 3,825,916 and 3,088,529 shares issued and outstanding at September 30, 2004 and December 30, 2003, respectively	3,825	3,088
Additional paid-in capital - Common stock	7,263,163	7,868,648
Treasury stock	(556,600)	--
Accumulated deficit	(8,362,518)	(5,412,422)
Total stockholders' equity	(1,652,530)	2,459,314
Total liabilities and stockholders' equity	$14,019,410	$4,157,948

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contnents

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENT OF OPERATIONS
FO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenues:
Loan origination	$3,393,901	$2,258,795	$5,583,744	$7,668,349
Marketing revenues and commissions	--	220,177	--	520,884
Other income	--	850	--	(3,303)
Total revenues	3,393,901	2,479,822	5,583,744	8,185,930

Expenses:
Selling, general and administrative	4,613,590	2,291,891	8,269,741	8,085,032
Depreciation expense	167,510	153,676	501,451	452,349
Total expenses	4,781,100	2,445,567	8,771,192	8,537,381

(Loss) income from operations	(1,387,199)	34,255	(3,187,448)	(351,451)

Other income/ (expenses):
Interest expense	(159,567)	(432)	(216,712)	(36,817)
Dividends on preferred shares	(36,319)	--	(36,319)	--
Other income (expenses)	20,517	--	--	--
Total other income (expense)	(175,369)	(432)	(253,031)	(36,817)
Net (loss) income before provision for income taxes	(1,562,568)	38,823	(3,440,479)	(388,268)
Provision for income taxes	--	--	--	--
Net (loss) income before extraordinary item	(1,562,568)	33,823	(3,440,479)	(388,268)
Extraordinary item - gain on settlement of lawsuit	--	--	490,373	--

Net (loss) income	(1,562,568)	33,823	(2,950,106)	(388,268)

Net (loss) income before extraordinary item per common share basic and diluted	$(0.41)	$0.01	$(1.03)	$(0.18)

Extraordinary income, net of tax per common share basic and diluted	--	--	0.15	--

Net (loss) applicable to common shareholders per common share basic and diluted	$(0.41)	$0.01	$(0.88)	$(0.18)

Weighted average number of common shares outstanding basic and diluted	3,819,224	2,462,724	3,336,538	2,209,749

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contnents

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Cash flows from operating activities:
Net (loss)	(2,913,787)	$(388,268)

Adjustments to reconcile net (loss) to net cash (used) by operations:
Depreciation	501,451	452,349
Extraordinary gain from settlement of lawsuit
Minority interest	(269,866)
(Increase) decrease in mortgage loans held for sale	(6,137,020)
(Increase) decrease in accounts receivable	(357,006)	(288,973)
(Increase) decrease in prepaid expenses		(60,871)
(Increase) decrease in restricted cash		(500,006)
(Increase) decrease in other receivables	455,959
(Increase) decrease in employee advances		(19,061)
(Increase) decrease in other assets	(3,871,763)	18,157
(Increase) decrease in goodwill	--
Increase (decrease) in accounts payable and accrued expenses	567,967	307,122
Increase (decrease) in accrued interest	--	--
Increase(decrease) in payroll liabilities	--	--
Net cash used in operating activities	(12,024,065)	(479,551)

Cash flows from investing activities:
Purchase of fixed assets	(493,233)	(162,030)
Notes receivable	--	30,875
Net cash used in investing activities	(493,233)	(131,155)

Cash flows from financing activities:
Net proceeds (repayments) in long term debt	555,672	(286,718)
Issuance of common stock	737	--
Proceeds from issuance of common stock	--	919,547
Decrease in additional paid-in capital	(335,619)	--
Net proceeds (repayments) from line of credit	6,671,993	(29,669)
Net proceeds (repayments) in notes payable	759,419	41,815
Purchase of treasury stock	(556,600)	--
Minority shareholder interest	(269,866)	--
Proceeds from issuance of bridge notes	5,718,165	--
Net cash provided by financing activities	12,777,448	644,975
Net increase in cash and cash equivalents	260,150	34,269
Cash and cash equivalents, beginning of period	2,589	159,484
Cash and cash equivalents, end of period	$262,739	$193,753
Supplemental disclosure of cash flow information
Interest paid	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contnents

CONSUMER DIRECT OF AMERICA
PROFORMA CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2004
(Unaudited)

	CDA	OCEAN WEST	COMBINED

Assets:
Current assets:
Cash	$176,423	$126,237	$302,480
Accounts receivable	177,890	6,539,026	6,716,916
Stock subscription receivable	--	1,022,425	1,022,425
Prepaid expenses	667,311	1,100,391	1,767,702
Total current assets	1,021,444	8,788,079	9,809,523
Property and equipment, net	1,295,121	251,695	1,546,816
Other assets:
Deposits and other assets	1,951,039	427,917	2,378,956
Goodwill	1,871,361	--	1,871,361
Total other assets	3,822,400	427,917	4,250,317
Total assets	$6,138,964	$9,467,691	$15,606,656

Liabilities and Stockholders Deficit
Current liabilities:
Accounts payable & accrued expenses	$979,509	$1,139,159	$2,118,668
Notes payable, net of deferred interest	1,013,765	817,919	1,831,684
Accrued interest payable	22,692		22,692
Bridge notes	5,000,000
Warehouse lines of credit	145,448	6,526,545	6,671,993
Total current liabilities	7,161,414	8,483,623	10,645,037
Long- term liabilities:
Notes payable	--	555,762	555,762

Total liabilities	2,161,414	9,039,385	9,902,577
Stockholders' deficit:
Preferred stock	--	3,837,500	3,837,500
Common stock	9,635	57,962	67,597
Additional paid-in capital — Common stock	7,820,336	1,543,194	9,363,530
Treasury stock	(556,600)	--	(556,600)
Accumulated (deficit)	(8,295,821)	(5,010,350)	(13,306,171)
Total stockholders' deficit	(1,022,450)	428,306	(594,144)
Total liabilities and stockholders’ deficit	$6,138,964	$9,467,691	$15,606,656

Table of Contnents

CONSUMER DIRECT OF AMERICA
PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(Unaudited)

	CDA	OCEAN WEST	COMBINED
Revenues:
Loan origination	$6,771,029	4,327,335	11,098,364
Other income	26,576	--	26,576
Total revenues	6,797,605	4,237,335	11,124,940
Operating expenses:
Selling, general and administrative	9,669,931	5,106,657	14,766,588
Interest expense	216,712		216,712
Other expenses	(469,856)		(469,856)
Depreciation expense	506,983	91,981	598,964
Total operating expenses	9,923,769	5,198,638	15,122,407
Net (loss) from operations	(3,126,164)	(871,303)	(3,997,467)
Provision for income taxes	--	4,500	4,500
Net (loss) income	(3,126,164)	(875,803)	(4,001,967)
Dividends on preferred shares	--	107,640	107,640
Net (loss) income applicable to common	($3,126,164)	($983,443)	($4,109,607)

Table of Contnents

CONSUMER DIRECT OF AMERICA
PROFORMA CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2003

	CDA	OCEAN WEST	COMBINED

Assets:
Current assets:
Cash	93,753	457,969	651,722
Accounts receivable	672,891	8,142,323	8,815,214
Other receivables	--	45,000	45,000
Employee advances	19,061	--	19,061
Prepaid expenses	69,643	984,319	1,053,962
Total current assets	955,348	9,629,611	10,584,959
Property and equipment, net	1,431,152	357,522	1,788,674
Other assets:	--	587,093	587,093
Deposits and other assets
Restricted cash	500,006	--	500,006
Goodwill	1,517,266	--	1,517,266
Total other assets	2,017,272	587,093	2,604,365
Total assets	4,403,772	10,574,226	14,977,998
Liabilities and Stockholders Deficit
Current liabilities:
Accounts payable & accrued expenses	1,547,066	1,490,343	3,037,409
Notes payable, net of deferred interest	143,917	931,044	1,074,961
Accrued interest payable	12,134	--	12,134
Warehouse lines of credit	--	8,032,976	8,032,976
Total current liabilities	1,703,117	10,454,363	12,157,480
Long- term liabilities:
Notes payable	--	383,181	383,181
Total liabilities	1,703,117	10,837,544	12,540,661
Stockholders’ equity:
Preferred stock	--	1,587,500	1,587,500
Common stock	47,934	57,962	105,896
Additional paid-in capital — Common stock	6,630,843	1,543,194	8,174,037
Treasury stock	--	--	--
Accumulated (deficit) during development stage	(3,978,122)	(3,451,974)	(7,430,096)
Total stockholders’ equity	2,700,655	(263,318)	2,437,337
Total liabilities and stockholders’ equity	4,403,772	10,574,226	14,977,998

Table of Contnents

CONSUMER DIRECT OF AMERICA
PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(Unaudited)

	CDA	OCEAN WEST	COMBINED
Revenues:
Marketing revenues and commissions	641,181	$--	641,181
Loan origination	7,542,173	9,857,947	17,400,120
Rental income	850	--	850
Other income	--	--	--
Total revenues	8,184,204	9,857,947	18,042,151
Operating expenses:
Selling, general and administrative	8,157,598	9,707,363	17,864,961
Interest expense	2,683	--	2,683
Other expenses	384	--	384
Depreciation expense	452,349	147,756	600,105
Total operating expenses	8,613,014	9,855,119	18,468,133
Net (loss) income from operations	(428,810)	2,828	(425,982)
Provision for income taxes	--	17,953	17,953
Net (loss) income	(428,810)	(15,125)	(443,935)
Dividends on preferred shares	--	156,284	156,284
Net (loss) income applicable to common	(428,810)	(171,409)	(600,219)

Table of Contnents

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 31, 2004

(1)	Basis of Presentation:

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

Since inception through September 30, 2004, the Company has suffered recurring losses from operations. As of September 30, 2004, the Company incurred aggregate net losses of approximately $8,362,518.

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

During the three months ended June 30, 2004, the Company planned to issue $4,444,000 shares of common stock in conjunction with a $5,000,000 stock subscription and 1,103,000 shares common stock in conjunction with the conversion of $1,450,600 in Bridge Notes. Only 115,000 of the 1,103,000 shares of common stock were issued. The Company decided not to pursue the stock subscription.

(5)	Stock Subscription Agreement:

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

Table of Contnents

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 31, 2004

(6)	Bridge Loans:

During the three months ended September 30, 2004, the Company borrowed $247,347 in the form of Bridge Financing Notes. The notes were issued for working capital needs. Company assets are being used as collateral to secure the notes. The note terms call for each promissory note to be repaid with 10% interest in cash.

(7)	Credit Facility and Joint Venture Agreement

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

(9)	Stock Option Plan:

On May 21, 2004, the Company filed a Form S-8 to register 750,000 shares of its common stock at an offering price of $2.20 per share. Currently there have not been any shares issued under this plan.

(10)	Subsequent Event - Rescission Agreement

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

Table of Contnents

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 31, 2004

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

Overview

Consumer Direct of America (The "Company") is a direct-to-consumer mortgage broker and banker with revenues derived primarily from origination commissions earned on the closing of first and second mortgages on single-family residences ("mortgage loans" and "home equity loans"). The Company currently employs over 600 people, 450 of which are residential mortgage and/or real estate brokerage professionals. The Company has closed loan volume of over $800 million for the nine months ended September 30, 2004. The Company has acquired and intends to acquire other businesses in the direct-to consumer mortgage brokerage business and may acquire other businesses that are outside the direct-to-consumer mortgage brokerage business. A recent acquisition, Pro Mortgage in San Francisco, independently produced loan volume in excess of $500 million in 2003. The Company believes it has the infrastructure, systems, direct marketing call center support and operational management necessary to properly integrate more acquisitions in order to establish and support a national network.

Results of Operations

Expensed vs. Capitalized Treatment of Items

The Company has elected to expense certain items associated with the acquisition of Ocean West and its 60 branches that are eligible to be capitalized under Generally Accepted Accounting Principles. These expenses items total $1,147,781 and are being expensed in this quarter rather than being capitalized so that the amortization will not be a drag on earnings going forward. As the Company expects to make a profit in the fourth quarter and continue profitability going forward, management has elected to expense these items during FY 2004 such that they will not impact net income during 2005. Had the Company elected to capitalize the above items and not expensed them, the net loss for the quarter would have been $ 527,590 or $0.14 per share instead of $ 0.44 or an improvement of $ 0.30 per share for the quarter.

Three Months Ended September 30, 2004 and 2003

Revenues: During the quarter ended September 30, 2004, revenue increased 36.8% to $3.4 million from $2.5 million for the quarter ended September 30, 2003. The increase in revenues can be attributable to the acquisition of additional loan officers and the acquisition of Ocean West which added 60 branches, which was offset by overall market conditions.

Expense: Total operating expenses increased by $2.3 million or 95.5% to $4.8 million for the quarter ended September 30, 2004 from $2.4 million for the quarter ended September 30, 2003. The acquisition of Ocean West and its branches added to the operational expenses of the organization.

Depreciation: Depreciation expenses increased to $168,000 for the quarter ended September 30, 2004 from $154,000 for the quarter ended September 30, 2003. Increase in depreciation is attributed to new computer and office equipment.

Net Loss: Consumer Direct had a net loss of $1,526,000 for the quarter ended September 30, 2004 compared to a net income of $33,823 for the same quarter in 2003. The decrease in income was related in the short term to the additional costs incurred by consolidating with Ocean West, as well as overall market conditions. Due to the additional 60 branches and the consolidation of the related expenses the Company anticipates by economies of scale to add additional income.

Table of Contnents

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Earnings per share: The basic diluted net loss per share for the quarter ended September 30, 2004 increased to a loss of $0.41 from a gain of $0.01 for the same quarter in 2003, which represents a decrease in earnings over the same period the prior year of $0.42 on a per share basis.

Nine Months Ended September 30, 2004 and 2003

Revenues: During the nine months ended September 30, 2004, revenue decreased 31.8% to $5.6 million from $8.2 million for the nine months ended September 30, 2003. The decrease in revenues can be attributable to the overall market conditions and the rescission of Pro Mortgage.

Expense: Total operating expenses increased by $234,000 or 2.7% to $8.8 million for the nine months ended September 30, 2004 from $8.5 million for the nine months ended September 30, 2003. This is attributable to the impact of the acquisition of 60 branches and the related acquisition costs incurred in the last quarter.

Depreciation:  Depreciation expenses increased to $501,452 for the nine months ended September 30, 2004 from 452,349 for the nine months ended September 30, 2003. The primary reason for the increase is the ongoing normal recurring purchases of equipment and related leaseholds.

Net Loss: Consumer Direct had a net loss of $2,950,000 for the nine months ended September 30, 2004 compared to a net loss of 388,000 for the same period in 2003. The decrease in income was related in the short term to the additional costs incurred by consolidating with Ocean West, as well as overall market conditions. Due to the additional 60 branches and the consolidation of the related expenses the Company anticipates by economies of scale to add additional income.

Earnings per share: The basic diluted net loss per share for the nine months ended September 30, 2004 increased to $0.88 from a loss of $0.12 for the same period in 2003, which represents a decrease in earnings over the same period the prior year of $0.76.

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

Currently, we fund loans through our warehouse lines of credit with Club Vista warehouse lines of credit. The arrangement calls for expense being paid on both sides and the remain income split on a 50/50 basis. However the lines also covers additional monies to fund on other warehouse lines. This additional monies a called haircuts. The haricuts are the amount of the mortgage funded by the warehouse facility less their hold backs. This about is typical about 2% of the mortgage funded. The balances at September 30, 2004 under the facility was $5,207,829. The lending limit on the line of credit is currently $15,000,000 and the term is for one year

Table of Contnents

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

Cash Flows

The Company's sources of cash flow include cash commissions from the brokerage of mortgages, borrowings under institutional credit facilities, marketing fees, and interest income. The Company's uses of cash include operating expenses, payment of interest, and capital expenditures primarily comprised of facility expansion, furniture, fixtures, computer equipment, software and leasehold improvements. During the first nine months of fiscal 2004 and 2003 we had net cash used in operating activities of $12.0 million and $0.5 million, respectively. The primary sources of net cash used in were the acquisition of 60 additional branches. The primary source of the net cash used in operating activities for the nine monthperiod ended September 30, 2003 was $0.5 million.

Net cash used for investing activities during the first nine months of fiscal 2004 and 2003 was $0.5 million and $0.2 million respectively, which was attributable to fixed assets acquired in its acquisition of Ocean West.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $12.8 million. This consisted primarily of proceeds of convertible debt for $5 million as well as proceeds from notes of $7 million. Net cash provided by financing activities for the nine months ended September 30, 2003 was $0.6 million. This consisted primarily of an increase of 905,277 to additional paid in capital offset by repayments of long term debt of 286,718.

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

Table of Contnents

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

Table of Contnents

PART II - OTHER INFORMATION

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

Item 3.	Defaults Under Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

4.3	Stock Subscription Agreement.

4.4	Stock Subscription Agreement.

4.5	Stock Subscription Agreement.

5.0	Convertible Promissory Note.

5.1	Credit Facility Agreement.

5.2	Joint Venture Agreement.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

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

Table of Contnents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER DIRECT OF AMERICA

Date:	November 25, 2005
		By:	/s/ Michael A. Barron
Michael A. Barron
Chief Executive Officer

Date:	November 25, 2005
		By:	/s/ Lee Shorey
Wayne K. Bailey
Chief Financial Officer (Principal Accounting Officer)