Form 10QSB/A
period 2005-09-30
CONSUMER DIRECT OF AMERICA
filed 2005-11-25
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(as amended November 23, 2005)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

	September 30,	December 31,
	2005	2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$ 160,203	$ 198,141
Loans available for sale	7,240,751	10,905,777
Accounts receivable and receivables from loans sold, net	346,634	230,712
Prepaid and other current assets	377,247	266,948
Total current assets	8,124,835	11,601,578
Property and equipment, net	1,947,775	2,497,244

Other assets:
Goodwill	4,071,414	4,071,414
Other assets, net	716,559	3,655,781
Total other assets	4,787,972	7,727,195
Total assets	$ 14,860,582	$ 21,826,017
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$ 2,220,915	$ 2,391,488
Bridge notes payable	5,869,682	5,869,682
Interest payable	46,287	52,683
Stock subscription payable	82,150	--
Notes payable	1,362,214	1,192,862
Notes payable – related party	150,000	150,000
Line of credit	10,699,094	12,366,181
Total current liabilities	21,031,570	22,022,896
Long-term liabilities:
Notes payable - stockholders, less current maturities	546,523	479,127
Total long- term liabilities	546,523	479,127
Total liabilities	21,578,093	22,502,023
Minority interest	(574,760)	(532,595)
Stockholders' equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized,
36,960,650 and 7,306,000 shares issued and outstanding at
September 30, 2005 and December 31, 2004, respectively	36,961	7,306
Preferred Stock, $0.01 par value, 15,000,000 shares authorized,
-0- shares issued and outstanding at September 30, 2005
and December 30, 2004, respectively	--	--
Additional paid-in capital – Common stock	20,083,889	17,953,311
Treasury stock	(271,600)	(271,600)
Accumulated deficit	(25,390,771)	(17,832,428)
Total stockholders' (deficit)	(5,541,522)	(143,411)
Total liabilities and stockholders' (deficit)	$ 14,860,582	$ 22,826,017

The accompanying notes are an integral part of these financial statements

CONSUMER DIRECT OF AMERICA
CONSOLIDATED BALANCE SHEETS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Revenues
Loan origination and sale of mortgage loans	$ 2,496,205	$ 3,853,781	$ 5,924,206	$ 5,837,712
Marketing revenues and commissions	43,461	177,873	335,536	377,725
Rental income	(100)	--	6,905	--
Total revenue	2,539,565	4,031,654	6,266,648	6,215,437

Cost of Sales	793,452	2,270,344	2,500,938	3,478,584

Gross Profit	1,746,114	1,761,310	3,765,710	2,736,853

Expenses
Selling, general and administrative	2,655,862	2,981,009	7,367,489	5,428,910
Depreciation expense	188,734	167,510	566,202	501,452
Total expenses	2,844,596	3,148,519	7,933,691	5,930,362

Loss from operations	(1,098,482)	(1,387,209)	(4,167,981)	(3,193,508)

Other (expense) income
Interest expense	(404,768)	(159,567)	(458,936)	(216,711)
Debt discount expense	(414,878)	--	(2,904,110)	--
Other income	--	20,517	--	496,432
Total other (expense) income	(819,646)	(139,050)	(3,363,046)	279,721

Loss before minority shareholder interest	(1,918,128)	(1,526,259)	(7,531,027)	(2,913,787)

Loss applicable to minority shareholder interest	(2,817)	--	42,165	--
Net loss	(1,920,945)	(1,526,259)	(7,488,862)	(2,913,787)

Dividends on preferred shares	--	(36,319)	(69,481)	(36,319)
Net loss applicable to common shareholders	$ (1,920,945)	$(1,562,578)	$(7,558,343)	$(2,950,106)
Net loss per share, basic and diluted	$ (0.08)	$ (0.40)	$ (0.34)	$ (0.87)
Net loss per common share, applicable to common shareholders, basic and diluted	$ (0.08)	$ (0.41)	$ (0.34)	$ (0.88)
Weighted average number of common shares outstanding, basic and diluted	23,597,160	3,819,224	22,133,325	3,336,538

The accompanying notes are an integral part of these financial statements

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Cash flows from operating activities:
Net (loss)	$ (7,558,344)	$ (2,913,787)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation	566,202	501,452
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(115,922)	(1,758,977)
(Increase) decrease in mortgage loans held for sale	3,665,026	(6,137,020)
(Increase) decrease in stock subscription receivable	--	--
(Increase) decrease in prepaid expenses	(110,299)	--
(Increase) decrease in other assets	2,939,222	(3,762,950)
Increase (decrease) in accounts payable and accrued expenses	(170,573)	577,967
(Increase) decrease in minority shareholder interest	(42,165)	(269,866)
Net cash provided by (used in) operating activities	601,609	(13,763,181)
Cash flows from investing activities:
Purchase of fixed assets	(16,733)	(493,233)
Net cash used in investing activities	(16,733)	(493,233)
Cash flows from financing activities:
Net repayments on lines of credit	(1,667,087)	6,671,993
Proceeds from related notes payable	67,396	555,672
Proceeds from bridge loans		2,928,184
Payments on bridge notes		--
Net proceeds (payments) of notes payable		5,000,000
Issuance of common stock	29,655	622
Purchase of treasury stock		(556,600)
Increase in additional paid in capital		(46,988)
Dividends paid on preferred shares of subsidiary	(69,481)	(36,319)
Net cash (used for) provided by financing activities	(618,814)	14,516,564
Net increase (decrease) in cash and cash equivalents	(33,938)	260,150
Cash and cash equivalents, beginning of period	194,141	2,589
Cash and cash equivalents, end of period	160,203	262,739
Supplemental disclosure of cash flow information
Interest paid	--	--

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

The rescission shall have the effect of placing the Company in the position it was in prior to the Merger. Pursuant to the Rescission Agreement, the liabilities and assets of Pro Mortgage that existed at the time of the Merger and as existed as of the closing of the Recession Agreement, shall remain the liabilities and assets of Pro Mortgage. The Company views this rescission as nullification and accordingly has not included any operating activities related to Pro Mortgage in the accompanying consolidated financial statements and has restated the numbers for the quarters ended March 31, June 30, and September 30, 2004, in the corresponding filings for 2005, to eliminate any results associated with Pro Mortgage.

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

On July 29, 2005, the Company entered into a common stock purchase agreement with an accredited investor in a private placement (the "Private Placement") exempt from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act"). In connection with the Private Placement, the Company sold (i) 4,166,667 shares at the purchase price of six cents ($.06) for $250,000 (a 30% discount on the closing bid price for the prior trading day), which sale closed on July 29, 2005; and (ii) 11,989,796 shares at the price of four and nine-tenths cents ($.049) for $587,500 (a 30% discount on the closing bid price for the prior trading day), which sale closed on August 5, 2005. Pursuant to the Private Placement, the accredited investor had the option, exercisable until August 28, 2005, to purchase an additional $662,500 amount of shares of common stock at the per share price of the lower of (i) $.06 and (ii) 30% below the closing price of the shares on the OTC bulletin board on the trading day prior to purchase. The Company intends to use the net proceeds of the Private Placement primarily for funding working capital acquisitions. and the spin-off of its subsidiary, Shearson Home Loans.

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

Gross profit decreased $15,000 to $1,746,000 or 0.9% from $1,761,000 for the quarter ended September 30, 2004. The slight decrease is given the volume of revenues in the prior year can be attributed to a reduction in cost of sales over the period.

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

Our ability to finance and purchase mortgage loans depends on our ability to secure warehouse lines of credit with acceptable terms. Currently we fund loans through warehouse lines of credit with Bank of Arizona through our subsidiary, Shearson Home Loans and a Private Line with Club Vista. Shearson Home Loans, formerly Consumer Direct Lending, entered into a Mortgage Loan and Purchase Agreement with Bank of Arizona for $10,000,000. The facility is collateralized by the related mortgage loans receivable. Interest is due monthly at the bank reference rate plus an established percentage, varying from prime plus 1 to 1.5%. Each loan carries a fee of approximately $100 to $175 per loan. There are restrictive covenants relating to tangible net worth of not less than $250,000 and a debt to equity ratio no greater than 20:1, the Company is in compliance with the covenants as the equity of Shearson Home Loans is approximately $3.6 million. As of September 30, 2005 the outstanding balance with Bank of Arizona and the private line was $7.1 million. The lending limit on the line of credit through Bank of Arizona and the private line is $10 million and $5 million, respectively. The Company has a line of credit with Provident Consumer Financial Services which is $8,000,000 and Warehouse One is $5,000,000. As of September 30, 2005, their respective balances were $0..

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

Cash Flows

During the first nine months of fiscal 2005 and 2004 we had net cash used in operating activities of 791,084 and $(13.5) million, respectively. The primary sources of net cash provided by was a decrease in receivables from loan sold, mortgage loans held for sale, increase in other current assets and the beneficial conversion debt discount and a decrease accounts payable, for the month period ending September 30, 2005. The primary sources of net cash used for was a increase in mortgage loans available for sale, an increase in accounts receivable, an increase in other assets of $3.7 million due primarily to the increase in goodwill associated with the acquisition of Ocean West as well as the net loss for the period. As investors purchase loans, the amounts advanced for such loans through the warehouse lines of credit are paid. At that time, the receivables are cleared and the cash deposited in our operating account. These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.

Net cash used for investing activities during the first nine months of fiscal 2005 was $16,733 which was attributable to the purchase of property and equipment. Net cash used for investing activities during the first nine months of fiscal 2004 was $493,233 attributable to the purchase of property and equipment

Net cash used for financing activities for the nine months ended September 30, 2005 was $769,879. This consisted primarily of net payments under the warehouse lines of credit of $1.7 million, proceeds of notes payable related party of $169,352, an increase in additional paid in capital of $2.1 million, as well as dividends paid of $69,481. Net cash provided by financing activities for the nine months ended September 30, 2004 was $14.3 million. This consisted primarily of proceeds on the line of credit of $6.7 million, proceeds from bridge notes of $2,928,000, proceeds on notes payable of $555,672, proceeds of $5.0 million in convertible debt, purchase of treasury stock of $556,600 and a decrease of additional paid in capital of $46,988.

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

Item 3.      Defaults Under Senior Securities

Pursuant to the terms of the loan and the specific loan covenants of the line of credit agreement with Warehouse One LLC, the Company is required to maintain a minimum corporate net worth of $3,000,000 and a minimum combined corporate / guarantor tangible net worth of $7,000,000. The Company's subsidiary, Consumer Direct Lending( renamed Shearson Home Loans), the mortgage banking entity of the Company, entered into an agreement directly with Warehouse One LLC which does not require the Company to act as guarantor to the credit agreements. Shearson Home Loans' audited net worth is in excess of $ 3,000,000 and together with the guarantor agreements, is in compliance with the terms of the warehouse credit agreements with Warehouse One LLC.

On March 25, 2005, the Company entered into a Mortgage Loan and Purchase Agreement with First National Bank of Arizona for $10,000,000. The facility is collateralized by the related mortgage loans receivable. Interest is due monthly at the bank reference rate plus an established percentage, varying from prime plus 1 to 1.5%. Each loan carries a fee of approximately $100 to $175 per loan. There are restrictive covenants relating to tangible net worth of not less than $250,000 and a debt to equity ratio no greater than 20:1.

The Company entered into a Credit Enhancement Agreement with Mr. Gary D. Tharaldson during the first quarter of 2005, where upon Mr. Tharaldson personnaly guaranteed the activities on the First National Bank of Arizona warehouse facility and provided personal financial statements to the First National Bank of Arizona whose combined net worth were in excess of the facility requirements. Subsequently, Shearson Home Loans entered into an agreement with First National Bank of Arizona directly together with the credit guarantee from Mr. Tharaldson. Shearson Home Loans net worth is in excess of $ 3,000,000. The credit facility with First National Bank of Arizona is in compliance.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information.

During the quarter periods ended March 31, 2004, June 30, 2004 and September 30, 2004, the Company issued shares of common stock which were not properly valued. Additionally, the Company reflected a $5,000,000 revolving line of credit with Club Vista as having been converted into preferred shares for the quarter ended September 30, 2004. Although the Company was directed to convert the credit line into preferred shares by Mr. Gary Thoraldson, Club Vista's sole shareholder, Club Vista did not ratify such conversion of its line of credit into preferred shares after such. As a result of these improperly valued common stock issuances and restatement of the Club Vista line of credit, the Company's net worth was reduced by $5,000,000 and under current accounting rules such as Black Scholes was forced to expense the $5,000,000 against earnings. To avoid defaults under most of its mortgage operating agreements, the Company's subsidiary, Shearson Home Loans, entered into mortgage operating agreements directly with lenders and credit facilities. The Company is no longer a party to mortgage operating agreements which are currently in place other than those discussed in Item 3 above. The Company plans to issue dividends to its shareholders in Shearson Home Loans and to file a registration statement with the SEC such that the subsidiary may be "spun out" on its own as a publicly traded company. Shearson Home Loans plans to file for a listing on the AMEX stock exchange. The Company has amended the previously filed 2004 Form 10-QSBs.

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

(b)      Reports on Form 8-K

On August 1 and August 17, 2005, the Company filed two Form 8-K's in relation to a common stock purchase agreement.

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

CONSUMER DIRECT OF AMERICA
Date: November 23, 2005	By: /s/ Michael A. Barron Michael A. Barron Chief Executive Officer
Date: November 23, 2005	By: /s/ Lee Shorey Lee Shorey Chief Financial Officer (Principal Accounting Officer)