Form 10QSB/A
period 2005-09-30
CONSUMER DIRECT OF AMERICA
filed 2006-03-09
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 2

(as amended March 6, 2006)

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

PART I - FINANCIAL INFORMATION

                                                                                                                                              Item 1.              Financial Statements

CONSUMER DIRECT OF AMERICA

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$ 160,203	$ 198,141
Loans available for sale	7,240,751	10,905,777
Accounts receivable and receivables from loans sold, net	346,634	230,712
Prepaid and other current assets	377,247	266,948
Total current assets	8,124,835	11,601,578
Property and equipment, net	1,947,775	2,497,244

Other assets:
Goodwill	4,071,414	4,071,414
Other assets, net	716,559	3,655,781
Total other assets	4,787,972	7,727,195
Total assets	$ 14,860,582	$ 21,826,017
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$ 2,220,915	$ 2,391,488
Bridge notes payable	5,869,682	5,869,682
Interest payable	46,287	52,683
Stock subscription payable	82,150	--
Notes payable	1,112,214	1,192,862
Notes payable – related party	400,000	150,000
Line of credit	10,699,094	12,366,181
Total current liabilities	21,031,570	22,022,896
Long-term liabilities:
Notes payable - stockholders, less current maturities	546,523	479,127
Total long- term liabilities	546,523	479,127
Total liabilities	21,578,093	22,502,023
Minority interest	(574,760)	(532,595)

Stockholders' equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized,
36,960,650 and 7,306,000 shares issued and outstanding at
September 30, 2005 and December 31, 2004, respectively	36,961	7,306
Preferred Stock, $0.01 par value, 15,000,000 shares authorized,
-0- shares issued and outstanding at September 30, 2005
and December 30, 2004, respectively	--	--

Additional paid-in capital – Common stock	20,083,889	17,953,311
Treasury stock	(271,600)	(271,600)
Accumulated deficit	(25,390,771)	(17,832,428)
Total stockholders' (deficit)	(5,541,522)	(143,411)
Total liabilities and stockholders' (deficit)	$ 14,860,582	$ 22,826,017

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

The accompanying notes are an integral part of these financial statements

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Cash flows from operating activities:
Net (loss)	$ (7,488,862)	$ (2,913,787)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation	566,202	501,452
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(115,922)	(1,758,977)
(Increase) decrease in mortgage loans held for sale	3,665,026	(6,137,020)
(Increase) decrease in prepaid expenses	(110,299)	--
(Increase) decrease in other assets	2,939,222	(3,762,950)
Increase (decrease) in accounts payable and accrued expenses	(170,574)	577,967
(Increase) decrease in minority shareholder interest	(42,165)	(269,866)
Increase (decrease) in stock subscription payable	82,150	--
Increase (decrease) in interest payable	(6,396)	--
Net cash provided by (used in) operating activities	(681,618)	(13,763,181)
Cash flows from investing activities:
Purchase of fixed assets	(16,733)	(493,233)
Net cash used in investing activities	(16,733)	(493,233)
Cash flows from financing activities:
Net repayments on lines of credit	(1,667,087)	6,671,993
Proceeds from related notes payable	250,000	555,672
Proceeds from bridge loans		2,928,184
Net proceeds (payments) of notes payable	(13,252)	5,000,000
Issuance of common stock	29,655	622
Purchase of treasury stock		(556,600)
Increase in additional paid in capital	2,130,578
Dividends paid on preferred shares of subsidiary	(69,481)	(36,319)
Net cash (used for) provided by financing activities	660,413	14,516,564
Net increase (decrease) in cash and cash equivalents	(37,938)	260,150
Cash and cash equivalents, beginning of period	198,141	2,589
Cash and cash equivalents, end of period	160,203	262,739
Supplemental disclosure of cash flow information
Interest paid	--	--

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

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Cash Flows

During the first nine months of fiscal 2005 and 2004 we had net cash used in operating activities of 681,618 and $13.8 million, respectively.  The primary sources of net cash used in operating activities was a decrease in receivables from loan sold of $3.6 million, decrease in other current assets of $2.9 million relating primarily to beneficial conversion debt discount, decrease accounts payable of $170,574, increase in prepaid expenses of 110,299, increase in accounts receivable of $115,922, increase in minority shareholder interest of $42,165, increase in stock subscription payable of $82,150 and a decrease in interest payable of $6,396 for the nine month period ending September 30, 2005.  The primary sources of net cash used in was an increase in mortgage loans available for sale of $6.1 million, an increase in accounts receivable of $1.8 million, increase in accounts payable of $577,967, increase in minority shareholder interest of $269,866 an increase in other assets of $3.8 million due primarily to the increase in goodwill associated with the acquisition of Ocean West as well as the net loss for the period.  As investors purchase loans, the amounts advanced for such loans through the warehouse lines of credit are paid.  At that time, the receivables are cleared and the cash deposited in our operating account.  These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.

Net cash used for investing activities during the first nine months of fiscal 2005 was $16,733 which was attributable to the purchase of property and equipment.  Net cash used for investing activities during the first nine months of fiscal 2004 was $493,233 attributable to the purchase of property and equipment

Net cash provided by financing activities for the nine months ended September 30, 2005 was $660,413. This consisted primarily of net payments under the warehouse lines of credit of $1.7 million, net payments of notes payable of $13,252, proceeds of notes payable related party of $250,000, an increase in additional paid in capital of $2.1 million, issuance of common stock of $29,655, as well as dividends paid of $69,481. Net cash provided by financing activities for the nine months ended September 30, 2004 was $14.5 million.  This consisted primarily of proceeds on the line of credit of $6.7 million, proceeds from bridge notes of $2,928,000, proceeds on notes payable of $555,672, proceeds of $5.0 million in convertible debt, issuance of common stock of $622, purchase of treasury stock of $556,600 and a decrease of additional paid in capital of $46,988.

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

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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