Form 10KSB
period 2005-12-31
CONSUMER DIRECT OF AMERICA
filed 2006-04-17
CIK 1138173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Issuer's revenue as of December 31, 2005 approximately $6,824,402

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [  ]      No [X]

Aggregate market value of Common Stock held by shareholders based on the closing price of the registrant's Common Stock on the OTC: BB on April 5, 2006 was $ 6,733,862.

Number of outstanding shares of common stock as of April 5, 2005 totals 96,198,027.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

Form Pre-14A, dated April 12, 2006
Form 8-K, dated February 15, 2006
Form S-8, dated January 3, 2006
Form 10-QSB for the period ended September 30, 2005.
Form 8-K, dated October 18, 2005
Form 8-K, dated August 18, 2005
Form 8-K, dated August 3, 2005
Form S-8, dated June 13, 2005
Form 10-KSBA, dated May 17, 2005
Form 8-K, dated February 8, 2005.

Transitional Small Business Disclosure Format (Check one):
Yes [   ]       No [ X ]

CONSUMER DIRECT OF AMERICA

TABLE OF CONTENTS

PAGE
PART I ...	1
Item 1 Description of Business ..........................................................................................................................................................................	4
Item 2 Description Of Property ..........................................................................................................................................................................	15
Item 3 Legal Proceedings ....................................................................................................................................................................................	15
Item 4 Submission of Matters to a Vote of Security Holders ........................................................................................................................	16
Item 5 Market for Common Equity and Related Stockholder Matters ..........................................................................................................	16
Item 6. Management's Discussion and Analysis or Plan of Operation .........................................................................................................	17
Item 7. Financial Statements .................................................................................................................................................................................	27
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure ...................................................	47
Item 8A. Controls and Procedures .....................................................................................................................................................................	48
Item 8B. Other Information ..................................................................................................................................................................................	48
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act ..........	49
Item 10. Executive Compensation ......................................................................................................................................................................	50
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ................................	52
Item 12. Certain Relationships and Related Transactions .............................................................................................................................	52
Item 13. Exhibits ...................................................................................................................................................................................................	53
Item 14. Principal Accountant Fees and Services ..........................................................................................................................................	54
SIGNATURES .......................................................................................................................................................................................................	56

PART I

                This Annual Report contains forward-looking statements about the Company's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. There can be no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Consumer Direct of America's actual results may differ materially from those indicated by the forward- looking statements.

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

Item 1.    Description of Business

                Consumer Direct of America, formerly known as Blue Star Coffee, Inc., is a Nevada corporation formed in July, 2000 to sell specialty coffee beans, brewed coffee and espresso-based beverages through company-owned and franchised retail locations.  In February 2002, Blue Star, which was then in the development stage, acquired all of the outstanding stock of Consumer Capital Holdings, Inc. and Consumer Capital Holdings became a wholly owned subsidiary of Blue Star.  After its acquisition of Consumer Capital Holdings, Blue Star changed its name to Consumer Direct of America.  Consumer Direct of America (the "Company" or "CDA") is a direct-to-consumer mortgage broker and banker with revenues derived primarily from origination commissions earned on the closing of first and second mortgages on single-family residences ("mortgage loans" and "home equity loans").  The Company's wholly owned subsidiary, Shearson Home Loans, formerly known as Consumer Direct Lending Inc. ("CDL") is a Nevada corporation formed in October 2001 to originate retail mortgages and to provide mortgage banking services. The board of directors of CDL approved to change the name of the Company from Consumer Direct Lending, Inc. to Shearson Home Loans on June 22, 2005. Shearson Home Loans establishes banking and correspondent relationships with major lenders and banks.

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

                On June 6, 2002 Consumer Direct of America, acquired Lending Servicing Corporation dba Las Vegas Mortgage ("LSC") a Nevada corporation through a stock exchange and cash effected pursuant to an Acquisition Agreement dated June 6, 2002 (the "Agreement").  Pursuant to the Agreement the stockholders of LSC transferred to the Registrant all of the issued and outstanding shares of capital stock of LSC and the Registrant issued to the stockholder of LSC an aggregate of 120,000 post split shares of the common stock par value  $0.02, per share, of the Registrant and $100,000 in cash.  The amount of consideration was determined by arms length negotiations between the Registrant and the stockholders of LSC.

                On November 20, 2003, Consumer Direct of America acquired Pro Mortgage Corp.("PRO" or "Pro Mortgage"), a California corporation through a stock exchange effected pursuant to an Acquisition Agreement dated November 20, 2003 (the "Agreement") Pursuant to the Agreement, the two stockholders of PRO transferred to the Registrant all of the issued and outstanding shares of capital stock of PRO and the Registrant issued to the two stockholders of PRO an aggregate of 150,000 post split shares of the common stock, par value $0.02, per share, of the Registrant, PRO has conducted its mortgage brokerage finance business under the name PRO Mortgage. The amount of the considerations was determined by arms-length negotiations between the Registrant and the stockholders of PRO.

      On October 1, 2004, the Company rescinded its acquisition agreement with Pro Mortgage Corporation.  On November 20, 2003 the Company and Pro Mortgage entered into an acquisition agreement, whereby Pro Mortgage and the Company agreed to exchange 1,000 shares of Pro Mortgage capital stock, representing 100% of the issued and outstanding capital stock of Pro Mortgage, in exchange for 3,000,000 shares of the Company's capital stock, (the "Exchange").  The Exchange was never duly authorized and approved by the parties thereto, and each of the parties hereto desires to rescind the exchange.  In connection with such rescission the Company transferred and assigned its shares of the Pro Mortgage capital stock to the Pro Mortgage shareholders and the Pro Mortgage shareholders transferred back its shares of the common stock of the Company.  The Company views this rescission as nullification and accordingly has not included any operating activities related to PRO in the Company's consolidated financial statements.

            On July 15, 2004, the Company acquired 84.9% of the outstanding common stock of Ocean West Holding Corporation, ("Ocean West" or "OWHC") through a stock exchange affected pursuant to a Purchase and Sale of Capital Stock Agreement.  Marshall L. Stewart, Daryl S. Meddings, Enfo Loan Corporation, Kingsley and Nancy Cannon and Dale and Suzanne Delmege agreed to sell 4,921,930 of their shares of common stock of Ocean West to CDA in exchange for 622,381 shares of CDA (the "Transfer").  The consideration was based on the average monthly trading prices of each company's shares for the month of June 2004.  The Transfer resulted in CDA having majority control and ownership, of Ocean West.  Ocean West Holding Corporation is a holding company, which holds all of the issued and outstanding  stock of Ocean West Enterprises.

                On June 6, 2005, InfoByPhone, Inc. a Delaware corporation, consummated an agreement with OWHC,  pursuant to which InfoByPhone, Inc. exchanged all of its 6,000,000 then issued and outstanding shares of common stock for 6,000,000 shares, or approximately 56% of the common stock of  OWHC.  As a result of the agreement the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer (InfoByPhone, Inc.).  Prior to the exchange, OWHC issued a dividend pay out to its shareholders, which was represented of 100% of the issued and outstanding shares of  Ocean West Enterprises, the wholly owned subsidiary of Ocean West Holding Corporation.  This dividend payout resulted in CDA having 84.9% interest in Ocean West Enterprises.

                The Company received cash proceeds in the amount of $400,000 from the sale of the public holding company, Ocean West Holdings (OTC:BB:OWHC).  The sale of  OWHC was directed by the Board of Directors of Ocean West and the payment to the Company was made by Ocean West as a reduction against the monies loaned to Ocean West by CDA.

Competitive Legislative Advantage of CDA

The Acting Secretary of the United States Department of Housing and Urban Development, "HUD" has submitted revisions to the Real Estate Settlement Procedures Act (RESPA) to the office of Management and Budget for final approval.  The proposed changes, although the final draft has not been made public, are expected to have far reaching effects within the Mortgage Industry.  As previously written, the new changes will place a decided advantage in the hands of mortgage bankers and state and federal banks.  Mortgage Brokers will find themselves at a clear disadvantage in terms of competitive pricing when compared with banking operations.

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

Growth Strategy

The Company plans to continue its growth strategy through the acquisition and affiliation of mortgage brokerage firms who do not currently bank their own production. By providing more efficient services to these smaller firms, bank products, and other services not readily available to smaller companies, CDA can accrete loan volume without having to "organically" grow the business. Banking of the accreted loan volume generates windfall revenue to the Company. Thus the rate of growth of CDA's revenue stream is dramatically accelerated.

The Company's principal short-term focus is to:

  establish relationships with more of the 200 largest mortgage brokerage companies;
  increase the number of installations with the Company's existing mortgage brokerage branches increase the volume of loans originated through the LoanMaker System.

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

Products

CDA offers a broad range of mortgage loan products to provide flexibility to mortgage loan brokers and our retail division.  These products vary in loan-to-value ratio and income requirements as well as other factors.  The following is a list of our primary standard products:

o        Conforming Mortgage Products -- Adjustable and fixed rate loan programs that meet the guidelines for purchase by government-sponsored entities, such as FNMA and FHLMC which guarantee mortgage backed securities, and by permanent investors in mortgage backed securities secured by, or representing ownership in, such mortgage loans.

o        Alt A/Sub Prime Mortgage Products -- Alternative-A/Sub-Prime loans are adjustable and fixed rate loans that usually do not meet FNMA and FHLMC guidelines due to various reasons.  These loans usually do not meet this guideline because they require a reduced amount of income verification and may exceed these agencies maximum loan-to-value ("LTV") guidelines.  These loans are sold to institutional investors such as Credit Suisse First Boston, Banco Popular and Saxon Mortgage.

o        Second Mortgage Program -- Fixed rate amortizing and fixed rate with a balloon payment programs that are limited to borrowers we identify as A+ through B credit, risks, with a maximum combined loan-to-value ratio equal to 100%.

o        JUMBO Loans -- Adjustable and fixed rate loan program for loans that exceed the loan limits set by the FNMA (Fannie Mae) and the FHLMC (Freddie Mac).  These loans are sold to investors in the secondary market that specialize in these types of loans and are structured to meet the guidelines provided by specific investors.

o        Non-Conforming Loans -- Fixed- rate first mortgage loans that are amortized over a fifteen or thirty-year period as well as loans with a balloon payment in fifteen years and payable during the fifteen-year period under a thirty-year amortization schedule.

Loan Origination

We originate both purchase and refinance mortgage loans.  The percentage of refinance loans as compared to total volume for the year ended December 31, 2005 was 56.8% and 56.4% for the year ending December 31, 2004.

We originate loans primarily through three different channels.  The first is directly through our "corporate" retail division.  This division deals directly with the client.  Most of the retail loans are referred to us through real estate agents or past clients.  The remaining clients are generated through various marketing techniques such as direct mail, telemarketing, or various lead providers.  The Company has closed this division in the early part of its fiscal year and has decided to focus its attention on the two remaining channels,as discussed below.  The corporate retail loans comprised 7.7% of our loan volume for the year ended December 31, 2005 as compared to 24% of our loan volume for the year ended December 31, 2004.

The second method of origination is through our branch network of retail branches.  A retail branch is where all related branch expenses must be paid for through branch revenues and the manager of the branch is compensated only through the branch profits.  We have concentrated on developing this area of our business in recent months because we believe this is one of the most cost effective and efficient ways to increase loan originations.  The net branches comprised 92.3% of the loan volume in the fiscal year ended December 31, 2005 as compared to 92% of the loan volume in the fiscal year ended December 31, 2004.

As of December 31, 2005 we had 28 retail branches in 12 states.  These branches are located in areas close to potential borrowers and referral sources.  Being located near these referral sources better enables the Company in developing referral business.  Our goal is to continue to develop and maintain recurring referral sources.  To supplement branch business, we continue to develop lead programs through various providers.

Underwriting Process

Loans originated through the corporate retail division or retail branches require processing. Processing procedures very depending on specific loan program and investor requirements.  Loan applications are reviewed and verified for accuracy.  The verification process includes, but is not limited to: (i) evaluation of the borrower's credit worthiness by obtaining a formal credit report through an approved credit agency,  (ii) third party verification of the applicant's income and deposit information, and (iii) obtaining a preliminary title and appraisal report.  Once processing is complete, the file is sent on to underwriting.

Regardless of how a loan is generated, all loans must be underwritten in accordance with guidelines set forth by management and the secondary market investors.  Some underwriting criteria include borrower income and credit worthiness, loan-to-value ratios, property condition and type, insurance requirements and investor requirements.  Our underwriting guidelines also comply with those guidelines set forth by the FNMA, FHLMC, FHA, Veterans Administration ("VA") and private institutional investors.  The underwriting guidelines are intended to aid in evaluating the credit history of the potential borrower, the capacity of the borrower to repay the mortgage loan, the value of the real property, which will secure the loan, and the adequacy of such property as collateral for the proposed loan.  The loan terms, including interest rate and maximum loan-to-value ratio, are determined based upon the underwriter's review of the loan application and related data and the application of the underwriting guidelines.

We employ only experienced underwriters.  Our Underwriting Manager must approve the hiring of all underwriters, including those who will be located in a regional or branch office.  Our underwriters must have had either substantial underwriting experience or substantial experience with us in other aspects of the mortgage finance industry before becoming part of the underwriting department.  All underwriters are required to participate in ongoing training, including regular supervisory critiques of each underwriter's work.  We believe that our underwriting personnel have the ability to analyze the specific characteristics of each loan application and make appropriate credit judgments.

The level of income verification varies with program type.  The underwriting guidelines include four levels of documentation requirements for applicants, which are referred to as the "Full Documentation," "Lite Documentation,"  "Stated Income Documentation," and "No Documentation" programs.  The purchasers in the secondary market dictate the level of income documentation required for a specific loan.  Except for the No Documentation programs, where verification of income is not required, we review:

  the applicant's source of income;
  calculate the amount of income from sources listed on the loan application or other documentation;
  review the credit history of the applicant;
  calculate the debt service-to-income ratio to determine the applicant's ability to repay the loan;
  review the type and use of the property being financed; and
  review the property.

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

In most cases, our underwriters determine the applicant's ability to repay the loan using: (a) a qualifying rate that is equal to the stated interest rate on fixed-rate loans, (b) the initial interest rate on loans which provide for three years of fixed interest rate and payments before the initial interest rate adjustment, or (c) 2% above the initial interest rate on other adjustable-rate loans.  The underwriting guidelines require that mortgage loans be underwritten following a standard procedure that complies with applicable federal and state laws and regulations.  It also requires our underwriters to be satisfied of the value of the property to be mortgaged based upon a review of the appraisal.  In general, the maximum principal amount of loans originated under our conventional program is $650,000; however, management may approve and make larger loans on a case-by-case basis.  Larger loans also require approval by the intended purchaser of the loan.

Automated underwriting systems are rapidly becoming the industry standard when underwriting conventional loans.  These systems can be used for underwriting loan programs such as FHA and VA; and at times specific investors require their use.  The two primary systems are the FNMA's Desktop Underwriter and the FHLMC's Loan Prospector.  Over the past few years, the trend has moved toward the exclusive use of these systems.  We currently underwrite over half of the loans originated using these systems.  We are also in the process of developing it own proprietary underwriting system to aid in the process of underwriting those loan programs that can not be underwritten by the Desktop Underwriter or Loan Prospector.

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

Quality Control

We have implemented a loan quality control process to help enforce sound lending practices and compliance with our policies and procedures as well the compliance requirements of agencies such as HUD, Fannie Mae and the requirements of other purchasers of mortgages.  While the Company is not currently a HUD approved lender it does however comply with its standards.  Prior to funding a loan, we perform a "pre-funding quality control audit" in which our staff re-verifies the borrower's credit history and employment, using automated services as well as verbal verifications.  In addition, an independent appraiser appraises properties that will potentially secure the mortgage loans.  A qualified licensed independent appraiser must conduct all appraisals and the appraisal must conform to the Uniform Standards of Professional Appraisal Practice adopted by the Appraisal Standards Board of the Appraisal Foundation.  Our personnel also review every appraisal to confirm the adequacy of the property as collateral prior to funding.

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

Loan Funding

Loans that are closed using our own credit facilities are funded through short term borrowing on our warehouse lines of credit.  We pay interest on funds advanced under the warehouse line of credit at a pre-negotiated rate.  The rate at which the Company borrows is variable in nature and typically averages between 4.5% and 5.5%.  CDA currently has approval for $20,000,000 in warehouse capability. CDA has its primary warehouse line of $10 million with First National Bank of Arizona and a $10 million facility with Club Vista Holdings.  The facilities are secured by the mortgage loans financed through the line, related mortgage servicing agreements, of which CDA repays the outstanding balance under the warehouse line with the proceeds from the sale of mortgage loans.  The additional proceeds earned from loan sales also replenish working capital.

The loan agreement with the Bank of Arizona contains two restrictive covenants relating to tangible net worth of not less than $250,000 and a debt to equity ration no greater than 20:1.  Currently we are in compliance with the debt covenants as the loan is with the Company's subsidiary, Shearson Home Loans, which equity is $3.4 million at December 31, 2005.  Should we not comply with the restrictive covenants, there is the possibility that we may lose the credit facility at any time, which would cause a negative impact on the way we do business and a material adverse effect on our results of operations and financial condition.

Payment of cash dividends or redemption of shares is also restricted to net income after the date of the applicable agreement computed on a cumulative basis.

Sale of Loans

The percentage of originated loans that were funded using the Company's warehouse lines of credit was  17.3% of the total dollar volume for the year ended December 31, 2005.  We generally sell substantially all of the loans originated.  Once we have funded a loan through a credit facility, the next objective is to sell the loan as quickly as possible, which typically happens in ten to fifteen business days.  In some instances we hold the loan for sale and may be unable to sell the loan.  As of December 31, 2005, there were 5 loans that had not been sold.  A reconciliation package is prepared for our accounting department.  The file then moves on to the shipping department where it is copied and stacked to specific investor guidelines.  After we receive the final closing statement, usually two to three days after funding, the file is sent to the appropriate investor and revenue is recognized.  We typically make general representations and warranties to purchasers of the mortgages relating to borrower disclosures, closing procedures, credit documentation, follow-up documentation and accuracy of representations.  In many cases, purchasers of the mortgages will require language in the documentation mandating that we return all or a portion of the premium and any premium paid for servicing rights for loans that are paid off early, typically prior to the end of the first six months.  In most cases, we are only liable for premium recapture if the loan is being prepaid as a result of a refinancing through us or one of our affiliates.

Purchasers of loans vary from time to time as the purchasers get in and out of the market.  For the year ended December 31, 2005 1 buyer purchased in excess of 10% of our production funded on our warehouse lines of credit: Countrywide purchased 90%.  For the year ended December 31, 2004, four buyers purchased in excess of 10% of our production funded on our warehouse lines of credit: Union Federal purchased 23%, Credit Suisse First Boston purchased 25%, Banco Popular purchased 20%, and The Winter Group purchased 10%. Our secondary marketing department chooses the purchaser for a particular loan.  Commitments to purchase loans are made on a loan-by-loan basis.  We are not required to provide a certain number of loans to any purchaser.

Mortgage Loan Servicing Rights

We currently sell the servicing rights on essentially all the loans we fund.  At the time the loan is sold, the purchaser of the loan typically pays us a premium for the release of the servicing rights.  The premium is paid for the right to collect the servicing fees for the period the loan remains on the investor's books.  A typical spread for an "A" grade loan is 1/4 of 1% annually.  In the past, we occasionally retained servicing rights, but no longer do so on a regular basis.  Since we are not currently set up to service loans in-house, we contract with a third party to sub-service any loans for which we have servicing rights.  The sub-servicer is responsible for accepting and posting all payments, maintaining escrow accounts and reporting to the end investors, such as Fannie Mae.  For this service, we typically pay the sub-servicer a monthly fee averaging $6 to $7 per loan.

Lender Relations

Today's mortgage lenders are seeking bigger shares of the market at less cost to them. As of December 31, 2005, the following lenders were represented on the LoanMaker System; Countrywide Funding Corporation , BNC Mortgage Corporation of America, IMPAC Funding Corporation and Aegis.

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

Our loan origination activities are subject to the laws and regulations in each state in which we conduct lending activities.  For example, state usury laws limit the interest rates that we can charge on our loans.  In connection with plans to expand our geographic reach, we have investigated requirements in additional states.  We currently hold licenses or exemption certificates in thirteen states.  We do not have operations or significant loan activity in all of these states at this time.  Our current operations and loan activity is primarily in California.  California originations made up 44.9% of our total volume based on units.  Other states that we originated were Nevada (13.7%), Kansas (2.1%), Georgia (4.8%), Ohio (7.4%), Florida (2.8%), Missouri (1.7%), Connecticut (3.7%), Washington (3%), Arizona (9.3%), South Carolina (2.53%), Tennessee (1.01%), and Oregon (1.2%).

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

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals at Enron and WorldCom. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.   The Sarbanes-Oxley Act is the most far-reaching U.S. securities legislation enacted in some time. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934 ("Exchange Act").  The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.  Of the new requirements imposed by the Sarbanes-Oxley Act, among others, we currently have no "independent directors" on our board of directors, no audit committee, compensation committee nor nomination committee and we do not have any independent "financial experts" on our board of directors.  As a result, we currently would not be eligible to have our shares listed on the NASDAQ, AMEX or NYSE, even if we were to meet the other listing requirements of such self-regulatory organizations.

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

  various online mortgage brokers, including E-LOAN, Inc. and Lendingtree.com;
  mortgage banking companies, commercial banks, savings associations, credit unions and other finanial institutions which originate mortgage loans;
  Real estate agents; and
  Mortgage brokers.

                Many of our mortgage banking and mortgage brokerage competitors have competitive advantages including  the following:

  Longer operating histories;
  Greater name recognition and more extensive customer bases; and
  Substantially greater financial, marketing, technical and other resources.

                As previously stated, our business depends primarily on providing direct person – to - person mortgage services to a diversified client base consisting of consumers.  To remain competitive, we must increase the volume of mortgage loan transactions that we effect and maintain sustainable margins on such mortgage transactions.

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

Licensing and Regulation of Mortgage Brokerage Loan Business

                We are licensed as a mortgage banker and broker, and are otherwise authorized to originate mortgage loans in thirteen states.  Our mortgage brokerage operations are subject to extensive regulation by federal and state authorities. The United States Department of Housing and Urban Development ("HUD") regulates certain aspects of the mortgage lending business.  The Real Estate Settlement Procedures Act of 1974 ("RESPA"), a Federal statute, requires that certain disclosures, such as a Truth-in-Lending Statement, be made to borrowers and that certain information, such as the HUD Settlement Costs booklet, be provided to borrowers.  The Fair Housing Act prohibits among other practices, discrimination, unfair and deceptive trade practices, and requires disclosure of certain basic information to mortgagors concerning illicit terms. If the Company fails to comply with such regulations, possible consequences could include loss of approved status, demands for indemnification, class action lawsuits, and administrative enforcement actions.

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

Employees

                As of December 31, 2005, we had 102 full-time employees, of whom 17 were in administrative and 85 were at the branch locations.   We believe that relations with our employees are good.

Item 2.                    Description of Property.

                We lease approximately 17,580 square feet of general office space in premises located at 6330 S. Sandhill Road, Las Vegas, Nevada and 15991 Redhill Avenue, Tustin, California.  Our lease for these spaces expires in July 2007 and November 2007, respectively.

                The Sandhill lease provides for monthly payments of $10,333 with additional monthly expense of $1,728 incurred for such builing expenses as maintenance. The square footage of this space is 10,580.

                The Tustin lease is for approximately 7,000 square feet.  Rent is currently $10,850  a month. We have the right to renew the lease for one additional sixty-month term.  During the renewal term, the rent will be adjusted to the then current market rate.  We also have 28 branch offices of which all are leased. The branch offices are leased properties of varying types.  Lease periods are typically twenty-four to thirty-six months in length.  The average lease payment is approximately fifteen-hundred dollars per month per office.

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

Our branch offices are located at:

Name                                                            Address

A.N.S. Home Loans                                     Diamond Bar, CA

Magellan's All-In-One Lending                 Salem, OR

Ocean West Funding                                  Concord, OH

Pacific Loan Company                                Oakhurst, CA

Ocean West Funding                                  North Fork, CA

Ocean West Funding                                  Palm Springs, CA

Rhodes Mortgage                                        Westport, CT

American Mtg and Investment                  Myrtle Beach, SC

Cedarbrook Funding                                   Painesville, OH

Ocean West Funding                                  Monroe, CT

Ocean West Funding                                  Memphis, TN

Haldeman Huskey Mortgage                     Merriam, KS

All Fund                                                        Amarillo         TX

Ocean West Funding                                  Tustin, CA

Harbor Mortgage Corp                               Beachwood, OH

Ocean West Funding                                  Waterbury, CT

Ocean West Funding                                  Pensacola, FL

Ocean West Funding                                  Moreno Valley, CA

Perfect Mortgage                                         Castro Valley, CA

At Your Service Mtg                                   Cedartown, GA

Name                                                            Address

Ocean West Funding                                  Indianapolis, IN

Ocean West Funding                                  Suwanee, GA

Ocean West Funding                                  Fullerton, CA

LAMAX                                                        Los Angeles, CA

AKC Mortgage                                            Tustin, CA

Shearson Home Loans                                Lakewood, CA

Interfaith Capital                                          Bridgeport, CT

Shearson Home Loans                                Las Vegas, NV

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

On April 14, 2004, the Company commenced an action against Consulting Services LLC.  On April 19, 2004, Consulting Services LLC instituted a counterclaim against the Company.  Both claims are contented by the parties to be of a breach of contract nature from a certain Asset Acquisition Agreement in which the Company claims never consummated therfore services are not liable under the agreement.  The counterclaimis of a similare nature which CDA is claiming no liabilty and Consulting Services LLC is asking for the the amount of stock agreed to be given for services per the acquistion agreement of approximately 2.7 million shares of the Company's stock valued at the time to be approximately $1.8 million and $655,321 for certain liabilities the Company were to assume  per the agreement upon closing.  The Company is asserting its position of no liability and asking for approximately $712,859 of which was advanced to Consulting Services prior to the knowledge that the transaction was not to close.  Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs.  The estimate of the potential impact on our financial position or overall results of operations for the above legal proceedings could change in the future.

Item 4.                    Submission of Matters to a Vote of Security.

                No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

                Our common stock has been traded in the over-the-counter bulletin board (OTCBB) governed by the NASD.  Our common stock trades under the symbol "CSUA" since approximately April 2002.  The quotations listed below reflect interim dealer prices without retail mark-up mark-down or commission and may not represent actual transactions.  Trading of our stock has been minimal with limited or sporadic quotations and therefore we believe there is no established public market for the common stock.

                The following table sets forth the high and low bid quotations per share of the Company's registered securities for each quarter during the last two fiscal years, as reported by the OTCBB.

                                                                                Common Shares

Year Ended December 31, 2005:                         High           Low

Quarter Ended March 31, 2005                           $0.60         $0.22

Quarter Ended June 30, 2005                              $0.40         $0.12

Quarter Ended September 30, 2005                    $0.17         $0.05

Quarter Ended December 31, 2005                     $0.13         $0.04

Year Ended December 31, 2004:                         High           Low

Quarter Ended March 31, 2004                           $5.75         $0.19

Quarter Ended June 30, 2004                              $3.00         $1.37

Quarter Ended September 30, 2004                    $1.55         $0.47

Quarter Ended December 31, 2004                     $0.80         $0.20

                As of December 31, 2005, there were approximately 527 stockholders of record of our common stock.  The transfer agent for our Common Stock is Continental Stock Transfer and Trust Company.

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

                Warrants were granted in 2005and 2004 to consultants, bridge loans and investors these warrants totaling 850,000 and 809,695, respectively.

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

                On April 14, 2006, the Company filed Form PRE 14A, requesting a vote of its shareholders, to increase the authorized shares of the Company to 200,000,000 from 100,000,000.

Item 6.                    Management's Discussion and Analysis or Plan of Operations

                This section should be read in conjunction with Item 7. Financial Statements.

Forward-Looking Statements

                Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  In addition, words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements.  We cannot assure that we will be able to anticipate or respond timely to the changes that could adversely affect our operating results in one or more fiscal quarters.  Results of operations in any past period should not be considered indicative of results to be expected in future periods.  Fluctuations in operating results may result in fluctuations in the price of our securities.

Critical Accounting Policies

As set forth in greater detail in the Footnote (1) to Consumer Direct's financial statements "Summary of Significant Accounting Policies", the Company recognizes revenue upon sale of a loan when the documents are shipped to the independent investors, and all rights have passed and the Company has become obligated to convey the loan, thereby isolating the transferred assets from the Company and fulfilling all criteria of SFAS No. 140.  If these criteria were not met, then revenue recognition would be delayed until the proceeds were subsequently received from the investors, typically within the following month.

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

Disclosure, pursuant to SFAS No. 107, is required of the fair value of financial instruments.  However, since most of the Company's financial instruments turn over within a very short time period, management discloses that the net book value approximates fair value at the balance sheet date.

New Accounting Pronouncements

                In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

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

                During the fiscal year ended December 31, 2005, we made 123 loans with an aggregate dollar value of approximately $24,473,660 compared to 6,229 loans with an aggregate dollar value of approximately $1,046,168,110 for the year ended December 31, 2004.  This represents an decrease in the number of loans of 6,106 per year or 98% reduction.  Most of the loans originated were in principal amounts averaging  $199,000.

                Consolidated  revenues from origination, sale of loans and fee revenue generated by contract services decreased 23.7% during the fiscal year ended December 31, 2005 or  $2.1million from the year ending December 31, 2004. The decrease is primarily due to the Company's restructing of its operating branches, eliminating 18 non profitable locations

                Selling, general and administrative expenses decreased 2.8% or $321,482 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The decrease is primarily due the closure of 18 non profitable locations, during the Company's last quarter.

                The Company incurred costs associated with the debt discount amortization related to the beneficial conversion features on  three of its notes in the amount of  $2,904,110, for the year ended December 31, 2005 and $2,490,000, for the year ended December 31, 2004.  This debt discount has been fully amortized as of  December 31, 2005.

                Depreciation increased 120,865 or 19.1% for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Depreciation and amortization increased 40,874 or 6.9% for the year ended December 31, 2004 as compared to the year ended December 31, 2003.

                Interest expense decreased  $797,804 or 50.2% to $790,344 for the year ended December 31, 2005 as compared to 1,588,147 for the year ended December 31, 2004.  The decrease is related to the prior year adjustments which were made in 2004.

                Consumer Direct had loss from operations of  $7.8 million for the year ended December 31, 2005 compared to loss of $7.8 for the year ended December 31, 2004.  We had a net loss of $11.2 million for the year ended December 31, 2005 , net loss of $11.2 for the year ended December 31, 2004 and a net loss of $1.9 million for the year ended December 31, 2003.  The primary reason for the loss was the costs associated with the consolidation of the Company's operations, according to its business plan, and by eliminating non profitable units and restructuring the Company's base of operations to eliminate certain costs to outsourcing.  The Company incurred certain costs associated with the debt amortization discount of one of its notes for approximately $2.9 million in 2005 and $2.5 million in 2004.

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

                Since inception through December 31, 2005, the Company has suffered recurring losses from operations; we have incurred aggregate net losses of $11,381,504.  This raises substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph on our independent auditors' report on the December 31, 2005 consolidated financial statements, which are included with this annual report.

            Net cash provided by (used for) operating activities for the year ended December 31, 2005 was $7.7 million compared to net cash used for operating activities for the year ended December 31, 2004 of $13.8. The primary sources of cash provided by the year ended December 31, 2005 was from an decrease in loans available for sale of $10.1 million, an decrease in accounts receivable of $123,391, an decrease in prepaid expenses of $257,256, an decrease in other assets of $3.3 million, increase in accounts payable of $711,335, increase of stock subscription payable of $82,150, increase in interest payable of $634,399 which is offset by the Company's net loss of $11.4 million, depreciation of $754,776 and stock based expenses of $3.0 million.  As investors purchase loans, the amounts advanced for such loans through the warehouse line of credit are paid.  At that time, the receivables are cleared and the cash deposited in our operating account.  These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.  The primary sources of cash used for the year ended December 31, 2004 was from an increase in loans available for sale of $7.6 million, an decrease in accounts receivable of $506,886, an increase in other assets of $1,805,857, cash acquired related to purchase of Ocean West of $159,505, increase in accounts payable of $93,058 which is offset by the Company's net loss of $11,188,086, depreciation of 633,911, write down on capitalized investments of 360,000 and stock based expenses of 5,334,903..

                Net cash used in investing activities during the year ended December 31, 2005 was $11,918, which was primarily used to purchase equipment.   Net cash used in investing activities during the year ended December 31, 2004 was $1.2 million, which was primarily used to purchase property and equipment and the acquisition of fixed assets of Ocean West, offset by payments received on notes receivable of $30,875.

                Net cash (used for) provided by financing activities for the year ended December 31, 2005 was $7.9 million, consisting primarily of $8.4 million in advances on line of credit, proceeds of related notes payable of $617,846, payments of notes payable of $165,635, Payments of long term debt of $81,532, treasury stock redeemed for services of $271,600 and preferred dividends of $69,481 paid to former subsidiary. Net cash provided by financing activities for the year ended December 31, 2004 was $15.2 million, consisting primarily of $9.1 million in advances on line of credit, proceeds of notes payable of $1.2 million, proceeds of bridge loans of $5.6 million, purchase of treasury stock of $556,600, and preferred dividends of $74,559 paid to subsidiary.

                Based on dollar volume, during the year ended December 31, 2005 we funded approximately 17.3% of our loans through our warehouse credit facilities.  Loans that are closed using our credit facilities are funded through short term borrowing on our warehouse lines of credit.  We pay interest on funds advanced under the warehouse lines of credit at a pre- negotiated rate.  The interest rate at which we borrow is variable in nature and typically averages between 4.5% and 6.93% per annum.  The average time between funding a mortgage and the receipt of proceeds from the sale of the mortgage was approximately fifteen days during the year ended December 31, 2005.

                Our ability to finance and purchase mortgage loans depends on our ability to secure warehouse lines of credit with acceptable terms. Currently, we fund loans through warehouse lines of credit with Bank of Arizona through our subsidiary, Shearson Home Loans and a Private Line with Club Vista. Shearson Home Loans, formerly Consumer Direct Lending, entered into a Mortgage Loan and Purchase Agreement with Bank of Arizona for $10,000,000. The facility is collateralized by the related mortgage loans receivable. Interest is due monthly at the bank reference rate plus an established percentage, varying from prime plus 1 to 1.5%. Each loan carries a fee of approximately $100 to $175 per loan. There are restrictive covenants relating to tangible net worth of not less than $250,000 and a debt to equity ratio no greater than 20:1, the Company is in compliance with the covenants as the equity of Shearson Home Loans is approximately $3.4 million. As of September 30, 2005 the outstanding balance with Bank of Arizona and the private line was $3.5 million. The lending limit on the line of credit through Bank of Arizona and the private line is $10 million and $5 million, respectively.

                The Company through its subsidiary, Ocean West Enterprises had a line of credit with Provident Consumer Financial Services ("PCFS") which was $8,000,000 and with Warehouse One is $5,000,000. As of September 30, 2005, due to the sale on June 6, 2005 of OWHC, the amounts were paid in full and their respective balances were $0.  At December 31, 2004 the interest rate charged on our warehousing lines of credit with PCFS was approximately 6.93%.  As of December 31, 2005 and December 31, 2004  the outstanding balance with PCFS  was $0 and $8,214,512, respectively.  At December 31, 2004 the interest rate charged on the warehouse line of credit through Warehouse One was approximately 5.5%.  As of December 31, 2005 and December 31, 2004 the outstanding balance with Warehouse One was $0 and $424,634, respectively.

We have a balance of loans through First Collateral Services by our former subsidiary Ocean West Enterprises, ("OWE").  First Collateral ceased providing OWE funds under the line effective April 30, 2003.  The outstanding balance on the First Collateral Services line of credit is being paid off as the loans securing the lines are sold.  As of December 31, 2005 the outstanding balance with First Collateral Services was $440,758.

                Management currently believes that cash flows from operations should be sufficient to meet the Company's current liquidity and capital needs at least through fiscal 2006 however, if they are not, management will seek equity funding from the public capital markets , so long as there are no material adverse changes to the terms or availability of our warehouse lines of credit, we  believe we can meet our liquidity and capital needs at current production levels at least through fiscal 2006.  However we are currently exploring possible liquidity sources either through additional borrowings or potential capital partners to  enable us to increase our loan production and expansion.  Future offerings are probable in order to fund the acquisition growth by the Company.  The Company anticipates  raising equity capital in the amount of $2.0 million during 2006 in order to fund the integration of this growth. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any equity financing could result in dilution to existing stockholders.

Interest Rate Risks

                The uncertainty, which potentially has the single largest effect on the results of operations of the Company, is interest rate trends.  Trends in interest rates are not only important to the refinance business, but are also very important in the purchase market as well.  As interest rates rise, more individuals are eliminated as potential borrowers.  The reason for this is simple - as interest rates get higher, so do the mortgage payments.  Higher payments mean fewer people have the ability to qualify for loans.  Historically, a rising interest rate market is more difficult for mortgage bankers like us to deal with than for banks.  The reason for this is that banks tend to have an advantage in an adjustable rate market, because banks have the ability to hold loans and, therefore, can be more creative in designing adjustable rate loans to fit the borrower's needs.  Mortgage bankers are limited to loan products that can be sold in the secondary market or securitized.  These programs have become more competitive in recent years, but banks still retain a competitive advantage.

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

                We protect against interest rate risks to the extent we can by pre-selling most loans to investors prior to funding, locking in rates and returns.  The method of locking in rates and returns varies from investor to investor.  Some investors will commit to rates by telephone while others require written commitments via facsimile or e-mail.  The investor responds with a commitment or trade number upon confirmation.  At that point, the rate and purchase price for that loan are guaranteed for a definite period of time.  We have the option with most investors to lock in rates for either a best efforts or mandatory delivery.  A mandatory delivery brings the best price, typically 1/4 of 1% higher, but requires us to deliver the loan within the committed time frame.  If we do not meet the deadline, we may have to pay a penalty, usually ranging from $300 to $1,000.  The lock period that we give to the broker/borrower is typically a minimum of five days before the loan package needs to be delivered to the investor.  The loan must be in "fundable" form when it is delivered to the investor.  This means that both the credit and the collateral packages must be complete.  If this is not the case, which happens rarely, the investor may re-price the loan.  In such event, if the market has deteriorated, we have some interest rate risk.

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

  the Company has suffered recurring losses from operations, has an accumulated deficit as of December 31, 2005, that raise substantial doubt about the Company's ability to continue as a going concern;
  the Company's dependence on its warehouse lines of credit.
  the Company's need for additional funding sources so that its ability to originate and fund loans is not impaired; and
  the Company's ability to compete with banks and other mortgage lenders that are significantly larger.

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

We are likely to originate and sell fewer mortgage loans if interest rates rise.  In periods of rising interest rates, historically the demand for mortgage loans has declined which could result in lower revenues for us.  The refinancing segment of the mortgage business is usually the first segment affected.  The reason is that as interest rates rise, the costs of refinancing outweigh any interest rate saving eliminating those who are refinancing solely to reduce their interest rate.  For the year ended December 31, 2005, refinance loans made up approximately 56.8% in total dollar volume of our loans.  Rising interest rates also affect the purchase segment of the mortgage business.  As interest rates increase, payment amounts rise decreasing the number of potential borrowers who feel they can afford the payments and who qualify for the mortgages.

Interest rate fluctuations can affect the profitability of our mortgage loans.  Changes in interest rates can affect the volume, net interest income and sale of mortgage loans originated and purchased by us.  When we purchase or originate a loan, we usually have a commitment from a third party to purchase that loan.  Generally, we fund the loan using borrowings from our lines of credit that are limited to specific uses and are known as warehouse lines of credit.  The warehouse line of credit is repaid upon the sale of the warehoused loans.  Before we sell the mortgage loan, we are entitled to receive interest income on the loan from the borrower and we simultaneously pay interest expense to the institution providing the warehouse line of credit.  The interest rate we receive during this period and the interest rate we pay are usually different.  The profitability of the loan is affected by this difference and fluctuations in interest rates before the mortgage loan is sold.  Although we generally have a commitment to sell the mortgage loan before we commit to fund the mortgage loan, there are situations in which we bear a risk of changes in interest rates prior to the mortgage loan being sold.  In particular, if interest rates increase during the time before we sell an uncommitted mortgage loan but after we have funded the mortgage loan, we could be required to sell the principal of the mortgage loan for less than we funded, thereby decreasing the mortgage loan's profitability or incurring a loss on the mortgage loan's sale.

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

We may need additional equity financing, which may or may not be available, to expand our business and to reduce our interest costs.  Our primary operating cash requirement is the funding or payment of interest expense incurred on borrowings.  We also must fund general operating and administrative expenses and from time to time capital expenditures. We currently fund these cash requirements primarily through our lines of credit and the sale of loans.  Our current plan is to decrease our reliance on the lines of credit and increase the volume of loan sales.  Our ability to implement this business strategy will depend upon our ability to increase stockholders' equity thereby establishing a reserve, which may be used to fund loans.  There can be no assurance that we will be able to raise additional equity on favorable terms. We cannot presently estimate the amount and timing of additional equity financing requirements because such requirements are tied to, among other things, our growth.  If we were unable to raise such additional capital, our ability to expand and our results of operations and financial condition could be adversely affected.

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

We currently do not meet certain corporate governance requirements imposed by the Sarbanes-Oxley Act and are not eligible to have our shares listed on NASDAQ, AMEX or the NYSE.  The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals at Enron and WorldCom. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934 ("Exchange Act").  The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules.  Of the new requirements imposed by the Sarbanes-Oxley Act, among others, we currently have no "independent directors" on our board of directors, no audit committee, compensation committee nor nomination committee and we do not have any independent "financial experts" on our board of directors.  As a result, we currently would not be eligible to have our shares listed on the NASDAQ, AMEX or NYSE, even if we were to meet the other listing requirements of such self-regulatory organizations.  This may have the effect of depressing the prevailing market price of our common shares on the OTC Bulletin Board.

Item 7.    Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Consumer Direct ofAmerica

Las Vegas, Nevada

We have audited the consolidated balance sheet of Consumer Direct of America and Subsidiary (the "Company") as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit as of December 31, 2004, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ De Joya & Company

De Joya and Comapny.

Henderson, Nevada

May 6, 2005

CONSUMER DIRECT OF AMERICA CONSOLIDATED BALANCE SHEET

December 31,
2005
Assets
Current assets:
Cash and cash equivalents	$ 21,967
Mortgage loans held for sale	831,200
Accounts receivable and receivables from loans sold, net	107,321
Prepaid and other current assets	52,942
Total current assets	1,013,431
Property and equipment, net	1,760,908
Other assets:
Notes receivable	--
Goodwill	4,071,414
Other assets, net	387,251
Total other assets	4,458,664
Total assets	$ 7,233,003
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$ 3,090,905
Bridge notes payable	5,869,682
Stock subscription payable	82,150
Interest payable	687,082
Notes payable	1,027,227
Notes payable – related party	767,846
Line of Credit	3,937,831
Total current liabilities	15,012,723
Long-term liabilities:
Long term debt, net of current portion	397,595
Total long- term liabilities	397,595
Total liabilities	15,860,318
Minority interest	(458,987)
Stockholders' deficit:
Preferred stock, $0.01 par value, 15,000,000 shares authorized
0 issued and outstanding at December 31, 2005	--
Common stock, $0.001 par value, 100,000,000,
37,544,108 shares issued and outstanding December 31, 2005	37,544
Additional paid-in capital	20,882,975
Treasury stock, cost method	--
Accumulated deficit	(29,088,847)
Total stockholders' (deficit)	(8,168,328)
Total liabilities and stockholders' (deficit)	$ 7,233,003
See accompanying notes to consolidated financial statements.

CONSUMER DIRECT OF AMERICA CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Revenues
Loan origination and sale of mortgage loans	$6,481,960	$8,430,137
Marketing revenues and commissions	335,536	506,801
Rental income	6,905	3,685
Total revenue	6,824,402	8,940,623

Cost of sales	2,782,382	4,711,668

Gross Profit	4,042,019	4,228,955

Expenses
Selling, general and administrative	11,136,794	11,458,276
Depreciation expense	754,776	633,911
Total expenses	11,891,570	14,429,327

Loss from operations	(7,849,551)	(7,863,233)

Other (expense) income
Interest income	--	--
Interest expense	(790,344)	(1,588,147)
Debt discount expense	(2,904,110)	(2,489,916)
Other income	162,501	490,483
Total other (expense) income	(3,531,953)	(3,587,580)

Loss before minority shareholder interest	(11,381,504)	(11,450,813)

Loss applicable to minority shareholder interest	194,567	262,727

Net loss	(11,186,938)	(11,188,086)

Dividends on preferred shares	(69,481)	(74,559)

Net loss applicable to common shareholders	$(11,256,419)	$(11,262,645)

Net loss per share, basic and diluted	$(0.51)	$(2.09)

Net loss per common share, applicable to common
shareholders, basic and diluted	$(0.51)	$(2.11)

Weighted average number of common shares
outstanding, basic and diluted	21,942,476	5,349,423

See accompanying notes to consolidated financial statements.

	2005	2004

Cash flows from operating activities:
Net (loss)	$ (11,381,504)	$ (11,188,086)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation	754,776	633,911
Write down on capitalized investments	--	360,000
Stock based expenses	2,959,902	5,334,903
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	123,391	506,886
(Increase) decrease in mortgage loans held for sale	10,074,577	(7,626,394)
(Increase) decrease in prepaid expenses	257,256	267,069
(Increase) decrease in other assets	3,268,530	(1,805,857)
Increase (decrease) in accounts payable and accrued expenses	711,335	93,058
Increase (decrease) in stock subscription payable	82,150
Increase (decrease) in interest payable	634,399	36,269
(Increase) decrease in minority shareholder interest	194,567	(532,595)
Cash acquired related to purchase of Ocean West	--	159,505
Net cash used in operating activities	7,679,378	(13,761,331)
Cash flows from investing activities:
Purchase of fixed assets	(11,918)	(1,261,260)
Payment received on notes receivable	--	30,875
Net cash provided by (used in) investing activities	(11,918)	(1,230,385)
Cash flows from financing activities:
Advances (payments)on lines of credit	(8,428,350)	9,070,414
Proceeds from related notes payable	617,846	15,000
Proceeds from bridge loans	--	5,574,082
Payments of notes payable	(165,635)	--
Payments of long term debt	(81,532)	--
Redemption (purchase) of treasury stock	271,600	(556,600)
Dividends paid on preferred shares of subsidiary	(69,481)	(74,559)
Net cash provided by financing activities	(7,855,552)	15,187,268
Net increase (decrease) in cash and cash equivalents	(176,174)	195,552
Cash and cash equivalents, beginning of period	198,141	2,589
Cash and cash equivalents, end of period	$ 21,967	$ 198,141
Supplemental disclosure of cash flow information
Interest paid	$ 251,199	$ 115,310

	Common Stock		Treasury	Additional Paid in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Stock	Capital	Deficit	(Deficit)
Balance December 31, 2003 (restated)	3,392,171	$ 3,392		$ 9,036,568	$ (6,569,782)	$ 2,470,178
Issuance of stock	737,000	737		1,397,801		1,398,538
Treasury stock purchased			(556,600)			(556,600)
Stock issued for debt conversion	1,228,292	1,228		508,505		509,733
Treasury stock issued for services			285,000			285,000
Stock issued for services	901,402	901		259,629		260,530
Stock issued for debt	19,666	20		39,312		39,332
Stock issued for warrant	255,763	256				256
Stock issued for acquisition	622,381	622		1,178,167		1,178,789
Stock issued as collateral	300,000	300		--		300
Pro Mortgage rescission	(150,000)	(150)		(761,060)		(761,060)
Warrants				900,363		900,363
Debt discount related to beneficial conversion feature				5,394,026		5,394,026
Dividends paid to preferred shares of subsidiary					(74,559)	(74,559)
Net loss	--	--	--	--	(11,188,086)	(11,188,086)
Balance December 31, 2004	7,306,675	$ 7,306	$(271,600)	$17,953,311	$(17,832,428)	$ (143,411)
Stock issued for services	2,677,371	2,677		761,801		764,478
Stock issued for debt	1,909,000	1,909		320,301		322,210
Stock issued for warrant	902,675	903				903
Stock issued for acquisition	480,930	481		98,938		99,419
Stock issued for equity services	23,656,470	23,656		1,529,196		1,552,852
Stock issued for AP settlement	194,320	194		182,345		182,539
Stock issued for deferred compensation	416,667	417		37,083		37,500
Treasury stock redeemed for services			271,600			271,600
Dividends paid to preferred shares of subsidiary					(69,481)	(69,481)
Net loss	--	--	--	--	(11,186,938)	(11,186,938)
Balance December 31, 2005	37,544,108	$ 37,544	$(271,600)	$20,882,975	$(29,088,847)	$(7,718,328)

 (1)          Summary of Significant Accounting Policies:

Basis of Presentation:

Consumer Direct of America ("CDA") formerly known as Blue Star Coffee, Inc. is a Nevada corporation formed in July, 2000 to sell specialty coffee beans, brewed coffee and espresso-based beverages through company-owned and franchised retail locations.  In February 2002, Blue Star, which was then in the development stage, acquired all of the outstanding stock of Consumer Capital Holdings, Inc. and Consumer Capital Holdings became a wholly owned subsidiary of Blue Star.  After its acquisition of Consumer Capital Holdings, Blue Star changed its name to Consumer Direct of America.  Consumer Direct of America (The "Company") is a direct-to-consumer mortgage broker and banker with revenues derived primarily from origination commissions earned on the closing of first and second mortgages on single-family residences ("mortgage loans" and "home equity loans").  Shearson Home Loans, ("SHL"), formerly known as Consumer Direct Lending Inc. ("CDL") is a Nevada corporation formed in October 2001 to originate retail mortgages and to provide mortgage banking services. The board of directors of CDL approved to change the name of the Company from Consumer Direct Lending, Inc. to Shearson Home Loans on June 22, 2005. Shearson Home Loans establishes banking and correspondent relationships with major lenders and banks.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has an accumulated deficit of $29,088,847 as of December 31, 2005, which raises substantial doubt about the Company's ability to continue as a going concern.

Management currently believes that cash flows from operations should be sufficient to meet the Company's current liquidity and capital needs at least through fiscal 2006 however, if they are not, management will seek equity funding from the public capital markets , so long as there are no material adverse changes to the terms or availability of our warehouse lines of credit, we  believe we can meet our liquidity and capital needs at current production levels at least through fiscal 2006.  However we are currently exploring possible liquidity sources either through additional borrowings or potential capital partners to  enable us to increase our loan production and expansion.  Future offerings are probable in order to fund the acquisition growth by the Company..

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net ordinary loss before minority interest of $11,381,504 during the year ended December 31, 2005. Although a substantial portion of the Company's cumulative net loss is attributable to non-cash operating expenses, management believes that it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever.  These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

                  Principles of Consolidation:

The consolidated financial statements include the accounts of Consumer Direct and the accounts of Shearson Home Loans and Ocean West Enterprises, its Subsidiary by which the Company, on July 15, 2004, acquired 84.9% of the outstanding common stock through a stock exchange affected pursuant to a Purchase and Sale of Capital Stock Agreement. The minority shareholder interest of 15.1% of Ocean West Holding Corporation amounts to $194,567 which is reflected on the accompanying consolidated balance sheets. All significant inter-company accounts and transactions have been eliminated.

                Risks and Uncertainties:

The Company operates in a highly competitive industry that is subject to intense competition and potential government regulations.  Significant changes in interest rates or the underlying economic condition of the United States or any specific region of the United States real estate market could have a matrially adverse impact on the Company's operations.

                Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Significant estimates made by the Company's management include, but are not limited to, the realizability of mortgage loans held for sale, mortgage servicing rights and property held for sale, the collectibility of notes receivable, and the recoverability of property and equipment through future operating profits.  Actual results could materially differ from those estimates.

                Concentration of Credit Risk:

The Company maintains, at times, cash balances at certain financial institutions in excess of amounts insured by federal agencies.  For the year ended December 31, 2005; 1 buyer purchased 90% and the year ended December 31, 2004; 4 buyers purchased 25%, 23%, 20% and 10% (December 31, 2004), of the Company's mortgages.

                Cash and Cash Equivalents:

For the purpose of the statement of cash flows, the Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents.

Mortgage Loans Held for Sale:

Mortgage loans held for sale to investors are stated at the lower of cost or market value computed on the aggregate method by residential loan type (unrealized losses are offset by unrealized gains) and are evaluated at the end of each year, and are determined by outstanding commitments from investors or current investor yield requirements.  The amount by which cost exceeds market value is accounted for as a valuation allowance and any changes in the valuation allowance are included in the determination of net income.  As of December 31, 2005 and December 31, 2004, there was no valuation allowance required as cost was estimated not to exceed market value.  A substantial portion of loans was sold to investors within 30 days subsequent to December 31, 2005 and December 31, 2004.

Mortgage Servicing:

The Company recognizes as separate assets or liabilities the obligation to service mortgage loans for others, through loan origination, by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair values.  Amortization of mortgage service assets or rights ("MSRs") is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSRs.  Amortization of mortgage service liabilities  ("MSLs") is based on the ratio of net servicing costs paid in the current period to total net servicing costs projected to be paid from the MSL.  Projected net servicing income is in turn determined by the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization.  The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience.  MSRs are periodically evaluated for impairment, which is recognized in the statement of operations during the applicable period through additions to an impairment reserve.  For purposes of performing its impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics including loan type and interest rate.  The Company has determined that no impairment allowance is needed as of December 31, 2005 and December 31, 2004. For the year ended December 31, 2005 and December 31, 2004, no mortgage servicing rights were capitalized. Amortization expense related to mortgage servicing rights for the years ended December 31, 2005 and December 31, 2004, was $6,532 and $6,576, respectively.

                Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty years. Depreciation expense related to property and equipment was $754,776 and $633,911 for the year ended December 31, 2005 and the year ended December 31, 2004. Maintenance and repairs are charged to operations when incurred.  Major betterments and renewals are capitalized.  Gains or losses are recognized upon sale or disposition of assets.

                Long-Lived Assets:

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting For The Impairment or Disposal of Long-Lived Assets" which requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Pursuant to SFAS 144, management of the Company assesses the recoverability of property and equipment by determining whether the depreciation of such assets over their remaining lives can be recovered through projected undiscounted cash flows.  The amount of impairment, if any, is measured based on fair value (projected discounted cash flows) and is charged to operations in the period in which such impairment is determined by management.  To date, management has not identified any impairment of property and equipment.  There can be no assurance, however, that market conditions or demands for the Company's services will not change which could result in future long-lived asset impairment.

                Intangible Assets

The Company has adopted FASB 142.  Under guidance of SFAS 142, net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value.  Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  The impairment test is performed in two phases.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill.  Of the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed.  That additional procedure compares the implied fair value of the reporting units' goodwill (as defined in SFAS 142) with the carrying amount of that goodwill.  An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

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

                Revenue and Cost Recognition:

Revenue from the sale of loans is recognized at the time the loans are sold or when the Company has shipped the loan file to independent investors consistent with the criteria established in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."  At this point, all of the services required to be performed for such revenues have been completed.  Loan origination costs and incremental direct costs are deferred and recognized over the term of the loan as an adjustment of the loan yield until the loan is sold.  Incremental direct costs include credit reports, appraisal fees, document preparation fees, wire fees, tax and filing fees, funding fees and commissions.  When the loan is sold and service is released, the unamortized loan origination costs and incremental direct selling costs are netted against the revenue and recorded to the statement of operations.  Revenue from the servicing of loans is recognized as earned.

                Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders after reducing net income by preferred stock dividend, by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation for the years ended December 31, 2005 and 2004 as the amounts are anti-dilutive.

        Advertising:

The Company expenses advertising costs as incurred.  The advertising costs for the year ended December 31, 2005 and the year ended December 31, 2004  were $600,882 and $541,025, respectively.

                Income Taxes:

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes."  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

The amounts that have been charged against income for those services were approximately $2,959,902 and $1,684,000 for 2005, and 2004, respectively.

                Fair Value of Financial Instruments:

The Company has adopted SFAS No. 107, "Disclosures About Fair Value of Financial Instruments."  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. For certain of the Company's financial instruments including cash, receivables, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.  The amounts shown for notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

        New Accounting Pronouncements:

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

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

(2)           Property and Equipment:

                A summary is as follows:                                                                        December 31,

                                                                                                                                          2005

                Furniture fixtures, and equipment                                                     $              1,782,197

                Computer equipment                                                                                           1,502,520

                Software                                                                                                                   890,681

                Leasehold improvements                                                                                      137,038

                Automobiles                                                                                                             16,946

                                                                                                                                                4,329,382

                Less accumulated depreciation and amortization                                         (2,568,474)

                                                                                                                                       $       1,760,908

(3)           Goodwill

                The origin of Goodwill is from two transactions:

Purchase of Las Vegas Mortgage                     $ 1,372,916

Purchase of Ocean West                                    $ 2,698,498

Total                                                                       $ 4,071,414

The Las Vegas Mortgage purchase took place in June of 2002 and the Ocean West was purchased in July of 2004.

The goodwill arose out of the difference between the purchase price and the fair market value of assets received.

In June of 2002, the Company acquired all of the outstanding stock of Las Vegas Mortgage in exchange for $100,000 in cash and $1,361,726 of the Company's stock.  The purpose of the transaction was to expand its interests in the Las Vegas market. Las Vegas Mortgage had branches and relationships in the Las Vegas Area.  The Company had a call center in Las Vegas and wanted to get into the Mortgage Business in Las Vegas. This acquisition allowed the Company to have an immediate large position in Las Vegas.   The Company is now one of the largest take out lenders in the Western United States and it is all based from the Las Vegas operations.  With the acquisition of Las Vegas Mortgage the Company was able to move its corporate headquarters to Las Vegas and expand its network.  The acquisition of Las Vegas Mortgage was key in the expansion and growth of the Company from a small mortgage company in California to a major mortgage broker in the Western States.

In July of 2004, the Company purchased 84.9% stock interest in Ocean West.  The purpose of the transaction was to acquire a mortgage branch network with licenses in 36 states and a mortgage bank.  With this acquisition the Company has expanded its branch net work across the country. The Company could have taken the time and money to put together its own network and it would have taken at least two to three years and more money than was expended in the acquisition of Ocean West. The Ocean West acquisition has allowed the Company to double its production and jump into banking to gain additional revenue from the same volume.

The Company has adopted FASB 142.  Under guidance of SFAS 142, net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value.  Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  The impairment test is performed in two phases.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill.  Of the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed.  That additional procedure compares the implied fair value of the reporting units' goodwill (as defined in SFAS 142) with the carrying amount of that goodwill.  An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

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

(4)           Other Assets

As of December 31, 2005, other assets is comprised of the following:

                      Unamortized debt discount (see Note 8)                                   $                --

                      Capitalized investments                                                                        352,829

                      Various other assets                                                                               34,422

                                                                                                                                $      387,251

(5)           Credit Facilities and Joint Venture Agreement

On September 21, 2004 the Company entered into a term loan facility with Club Vista Holdings Inc., ("Club Vista") pursuant to which a revolving line of credit arrangement for which $5,000,000 can be borrowed from time to time on a secured basis. Collateral shall be evidenced by an assignment of Borrowers interest in all mortgage notes for which funds have been advanced.  Interest under the term loan facility will be determined and imposed in accordance with the respective cost of funds that Lender may incur.  The maturity will be on a revolving basis for the incurrence of indebtedness for the period of one year.  The funds advanced under this facility will be used exclusively as follows; to fund home loans and various costs, fees, expenses and other payments made in connection with the loans made by the Borrower, to fund any fees relating to warehouse banking lines and for any such purposes specifically authorized by the Lender in writing.  The net proceeds related to the term loan shall be divided 50/50 between the Company and Club Vista of which the Company shall maintain at all times a separate accounting for such transactions. As of December 31, 2005 and December 31, 2004, the Company's balance on this facility was $5,000,000, respectively.  For further information refer to Note 8 in the Notes to consolidated financials statements as described herein.

On September 14, 2004, the Company entered into a joint venture agreement with Club Vista to offer a product, home equity lines of credit or HELOC.  The proceeds of such will be split 50/50 between both parties.  The credit facility of this joint venture shall be contributed by Club Vista in the form of a mortgage warehouse credit facility for $10,000,000 to be collateralized by the Note and Deed of Trust on each and every loan transaction.  Borrowings may only be used for the sole purpose of warehousing CDA loans.  No interest shall be paid on the initial contributions to the capital of the joint venture.  The joint venture may be dissolved at any time by agreement by both parties.  As of December 31, 2005 and December 31, 2004, the balance of the facility was $2,668,216 and 3,271,276, respectively.

(6)           Warehouse Lines of Credit

We have a warehouse lines of credit with Bank of Arizona through our subsidiary, Shearson Home Loans. Shearson Home Loans, formerly Consumer Direct Lending, entered into a Mortgage Loan and Purchase Agreement with Bank of Arizona for $10,000,000 on March 25, 2005. The facility is collateralized by the related mortgage loans receivable. Interest is due monthly at the bank reference rate plus an established percentage, varying from prime plus 1 to 1.5%. Each loan carries a fee of approximately $100 to $175 per loan. There are restrictive covenants relating to tangible net worth of not less than $250,000 and a debt to equity ratio no greater than 20:1, the Company is in compliance with the covenants as the equity of Shearson Home Loans is approximately $3.4 million.  As of December 31, 2005, the outstanding balance with Bank of Arizona was $828,858.

The Company through its former subsidiary, Ocean West Enterprises, ("OWE"), had a line of credit with Provident Consumer Financial Services ("PCFS") which was $8,000,000 and with Warehouse One is $5,000,000. As of September 30, 2005, due to the sale on June 6, 2005 of OWHC and its subsidiaries, the amounts were paid in full and  their respective balances were $0.  At December 31, 2004 the interest rate charged on our warehousing lines of credit with PCFS was approximately 6.93%.  As of December 31, 2005 and December 31, 2004  the outstanding balance with PCFS  was $0 and $8,214,512, respectively.   At December 31, 2004 the interest rate charged on the warehouse line of credit through Warehouse One was approximately 5.5%.  As of December 31, 2005 and December 31, 2004 the outstanding balance with Warehouse One was $0 and $424,634, respectively.

We have a balance of loans through First Collateral Services by our former subsidiary OWE.  First Collateral ceased providing OWE funds under the line effective April 30, 2003.  The outstanding balance on the First Collateral Services line of credit is being paid off as the loans securing the lines are sold.  As of December 31, 2005 the outstanding balance with First Collateral Services was $440,758.

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

(7)           Long-Term Debt:

                A summary of long term debt is as follows:

December 31, 2005

Convertible secured promissory note payable to BT Venture Fund, bearing interest at 10% per annum or default interest of 18% compounded daily, payable June 15, 2005.  Note has the ability to convert to the Company's common stock at a conversion price per share equal to the lesser of (a) $1.50 and (b) 70% of the price per share for which shares of common stock, issued by maker to purchasers in equity financing.  See footnote 8.  (A)

$ 369,682
Convertible secured with substantially all the assets of the Company, promissory note payable to an individual, bearing interest at 10% per annum, secured by 300,000 shares of the Company's common stock, payable June 15, 2005. Note has a convertible feature to convert to the Company's common stock at a exercise price equal to $0.001 per share, number of shares determined by multiplying the principal amount by 50%and dividing by the stock's closing trading price on the OTCBB on the date thereof. See footnote 8. (A)	500,000
Unsecured promissory note payable to an individual, bearing interest at 10% per annum, due on February 1, 2005. This note has been paid in full.	--
Unsecured promissory note payable to an individual, bearing interest at 10% per annum, due on March 5, 2005. This note has been paid in full.	--
Unsecured promissory note payable to an individual, bearing interest at 10% per annum, payable upon demand.	125,000
Unsecured promissory note payable to an individual, bearing interest at 10% per annum, payable upon demand.	58,173
Unsecured promissory note payable to an individual, bearing interest at 10% per annum, payable upon demand.	150,000
Unsecured promissory note payable to a related party, bearing interest at 10% per annum, payable upon demand.	125,000
Unsecured promissory note payable to a related party, bearing interest at 10% per annum, payable upon demand.	642,846

December 31, 2005
Unsecured note payable to a related party, originally bearing interest at 15% per annum, payable in monthly interest installments with all unpaid principal and interest due March 1, 2007. At September 30, 2002, the interest rate was reduced to 12%. This note has been paid in full.	--
Unsecured note payable to a related party, originally bearing interest at 24% per annum, payable in monthly interest installments with all unpaid principal and interest due March 1, 2007. At September 30, 2002, the interest rate was reduced to 12%. This note has been paid in full.	--
Unsecured note payable to bank bearing interest at 4.5% due November 7, 2003. Secured by certificate of deposit. This note has been paid in full.	--
Unsecured note payable to an individual, bearing interest at 12% per annum, payable in monthly interest installments with all unpaid principal and interest due December 1, 2004. (A)	182,626
Unsecured note payable to an individual, bearing interest at 12% per annum, payable in monthly interest installments with all unpaid principal and interest due March 1, 2004. (A)	135,000
Unsecured note payable to an individual, bearing interest at 12% per annum, payable in monthly interest installments with all unpaid principal and interest due November 1, 2003. (A)	250,000
Unsecured note payable to an individual, bearing interest at 10% per annum, payable in monthly interest and principal installments of $2,193.93 with all unpaid principal and interest due December 31, 2019.	148,363
Unsecured note payable to stockholder, bearing interest at 13% per annum payable in monthly interest installments with all unpaid principal and interest due June 30, 2008. This note has been paid in full.	--
Unsecured note payable to stockholder, bearing interest at 14% per annum payable in monthly payments of $2,203 including principal and interest; with all unpaid principal and interest due April 1, 2017.	249,232
Unsecured note payable to Indy Mac, bearing interest at 0% per annum payable in monthly payments of $12,500 with all unpaid principal due October, 2005	126,428
3,459,946
Less current maturities	(3,062,350)
$ 397,595

(A)  These loans are past due their maturities.  Management is in the process of negotiating extended terms.

                The following table summarizes the aggregate maturities of long-term debt:

Years ending
2006	$ 3,062,350
2007	52,764
2008	52,764
2009	52,764
2010	52,764
Thereafter	186,539
$ 3,459,946

Interest expense incurred under long term debt obligations amounted to $790,344 and $1,588,147, for the year ended December 31, 2005 and the year ended December 31, 2004.

(8)           Convertible Debenture

During December 31, 2004, the Company entered into three convertible debentures totaling $5,620,000 of which $5,000,000 was remaining at December 31, 2005. Additionally, certain debt holders were entitled to warrants to purchase 116,667 shares of common stock at a weighted average exercise price of $2.38 per share.  In accordance with EITF 00-27, the Company has determined the value of the convertible debenture and the fair value of the detachable warrants issued in connection with this debt.  The estimated value of the warrants of $275,750 was determined using the Black-Scholes option pricing model under the following assumptions: life of 1 year, risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 142%.  The face amount of these debts of $5,620,000 was proportionately allocated to the convertible debt and the warrants in the amounts of $5,440,925 and $179,075, respectively.  These notes were then allocated between the debt and the beneficial conversion feature, which attributed to $5,000,000 and $440,925, respectively.  The combined total discount is $122,667, which is being amortized over the term of the convertible debt. For the year ended December 31, 2005 and December 31, 2004, the Company has amortized a total of $2,904,110 and $2,489,916, respectively.

(9)           Commitments and Contingencies:

                Operating Leases

The Company leases its facilities and certain equipment under noncancellable operating leases that expire through the year 2007.  These agreements generally provide that the Company pay operating costs such as taxes, insurance, and maintenance.

                Future annual minimum payments under operating leases are as follows:

                                Years ending December 31,

                                      2006                                                                                                  $                 274,932

                                      2007                                                                                                                     203,777

                                      Thereafter                                                                                                                      -

                                                                                                                                                $                 478,709

                Rental expense under operating leases for the year ended December 31, 2005 and the year ended December 31, 2004 was $310,072 and $1,079,917, respectively.

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

Employment Agreements

Our employment agreement with Michael Barron requires him to perform the duties of Chief Executive Officer at an annual salary of $180,000.  He received 160,000 shares of restrictive stock which vests ratably on a monthly basis during the first two years of the term of the agreement.He also received an option to purchase 80,000 shares of common stock at a price of $5.00 per share.  In addition, Mr. Barron is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board.  His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual income exceeds projected income.  He is entitled to the same benefits afforded to other executives.  He is also entitled to a car allowance of $1,000 per month.  His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mr. Barron's employment agreement commenced as of June 15, 2002 and terminates on June 14, 2006.

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

(10)         Preferred Stock:

The Company's articles of incorporation authorize up to 15,000,000 shares of $0.01 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time and in such quantities the board of directors may determine. All shares of any one series shall be equal in rank and identical in all respects. Preferred stockholders have liquidation preference up to the amount of the original equity investment. Each share of preferred stock is convertible into one share of common stock.  As of December 31, 2005, there were no preferred shares issued.

The Company's former subsidiary, Ocean West Holding Corp., had preferred stock issued and outstanding at the prior to the sale in 2005.  There were $69,481 and $74,559 of dividends paid during the years December 31, 2005 and December 31, 2004, respectively.

(11)         Acquisition or Disposition of Assets

On July 15, 2004, the Company acquired 84.9% of the outstanding common stock of Ocean West Holding Corporation through a stock exchange affected pursuant to a Purchase and Sale           of Capital Stock Agreement.  Marshall L. Stewart, Daryl S. Meddings, Enfo Loan Corporation, Kingsley and Nancy Cannon and Dale and Suzanne Delmege agreed to sell 4,921,930 of their shares of common stock of Ocean West Holding Corporation to CDA in exchange for 622,381 shares of CDA (the "Transfer").  The consideration was based on the average monthly trading prices of each company's shares for the month of June 2004.  The Transfer results in CDA having majority control and ownership, of Ocean West Holding Corporation.

On June 6, 2005, OWHC consummated an agreement with InfoByPhone, Inc. a Delaware corporation,  pursuant to which InfoByPhone, Inc. exchanged all of its 6,000,000 then issued and outstanding shares of common stock for 6,000,000 shares, or approximately 56% of the common stock of  OWHC.  As a result of the agreement the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer (InfoByPhone, Inc.).  Prior to the exchange, OWHC issued a dividend pay out to its shareholders, which was represented of 100% of the issued and outstanding shares of  Ocean West Enterprises, the wholly owned subsidiary of Ocean West Holding Corporation.  This dividend payout resulted in CDA having 84.9% interest in Ocean West Enterprises.

The Company received cash proceeds in the amount of $400,000 from the sale of the public holding company, Ocean West Holdings (OTC:BB:OWHC).  The sale of  OWHC was directed by the Board of Directors of Ocean West and the payment to the Company was made by Ocean West as a reduction against the monies loaned to Ocean West by CDA.

During January 2004 the Company entered into an agreement to acquire certain stated assets and to assume certain stated liabilities of Consulting Services LLC., a Georgia corporation ("CSLLC") through a stock exchange to be effected pursuant to an Asset Acquisition Agreement. According to the Agreement, CSLLC should transfer to the Registrant (the Company) the stated assets and stated liabilities of CSLLC and the Registrant should issue to the two stockholders of CSLLC an aggregate of 4,764,427 pre-split or 238,221  shares post-split of the common stock, par value $0.001, per share, of the Registrant. The amount of consideration was determined by arms-length negotiations between the Registrant and the stockholders of CSLLC.

After paying some of the expenses of CSLLC's operations from January through March 2004, the Company discovered possible violations and certain undisclosed material issues of the Asset Purchase Agreement by CSLLC.

On April 21, 2004, the Company filed a lawsuit in the Nevada District Court against CSLLC alleging breach of contract, breach of covenant of good faith and fair dealing, tortuous interference with contract, fraud and misrepresentation, conversion, and unjust enrichment. The Company seeks rescission of the Agreement and general damages.

In order to secure repayment of approximately $712,829 previously advanced to the defendant, the Company collateralized various assets. The Company's management believes to have secured sufficient collateral in order to recoup $352,829 of the $712,829.  As of December 31, 2005, the $352,829 is included as a part of other assets in the accompanying consolidated balance sheet (see note 4).

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

(12)         Stock Option Plans

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 (FASB 123), "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options.  Under APB 25, if the exercise price of the Company's employee stock options is equal to or greater than the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

The Consumer Direct of America Stock Incentive Plan 2002 (the "Plan") provides for the grant of 1,950,000 incentive or non-statutory stock options to purchase common stock. Employees, who share the responsibility for the management growth or protection of the business of the Company and certain Non-Employee ("Selected Persons"), are eligible to receive options which are approved by a committee of the Board of Directors.  These options primarily vest over five years and are exercisable for a ten-year period from the date of the grant. No stock options or awards may be granted under this plan after October 15, 2012.

On March 14, 2002, the Company's Board of Directors granted Michael Barron the option to purchase 80,000 shares (post-split) of Common Stock par value $.001 per share of the Company at an option exercise price of the lower of the two, the fair market value of such shares on the date of grant of such options, of which the fair market value of a share of common stock on any date shall be equal to the closing price of the last preceding day on which shares were traded ($5.00 at March 13, 2002) or $10 per share.  The right to exercise such option will vest in five equal installments over a period of five years beginning on March 15, 2002.  The option expires on March 15, 2012.

On May 12, 2003, the Company's Board of Directors granted Joseph Cosio-Barron the option to purchase 80,000 shares (post-split) of Common Stock par value $.001 per share of the Company at an option exercise price of the lower of the two, the fair market value of such shares on the date of grant of such options, of which the fair market value of a share of common stock on any date shall be equal to the closing price of the last preceding day on which shares were traded ($7.40 at May 11, 2003) or $10 per share. The right to exercise such option will vest in five equal installments over a period of five years beginning on May 13, 2003.  The option expires on March 13, 2013.

Additional warrants were granted in 2005 and 2004 to consultants, bridge loans and investors these warrants totaled $0 and $809,695, respectively.

On May 14, 2005 the Company adopted a stock compensation plan for 2005. The purpose of the plan is to provide the Company with a means of compensating selected key employees (including officers) of, and consultants and advisors to, the Company and its subsidiaries for their services with shares of Common Stock of the Company. All shares awarded or sold under the plan will be newly issued shares of the Company's Common Stock. The number of shares subject to the plan is 5,000,000. The Company's Board of Directors will adjust the number and kind of shares subject to the plan in the event of any recapitalization, reclassification, reorganization, merger, consolidation, share exchange, other business combination in which the Company is the surviving parent corporation, stock split-up, combination of shares, or dividend or other distribution payable in capital stock or rights to acquire capital stock.

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

Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted beginning in the fiscal year subsequent to December 31, 1994 under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2005: risk free rate of 3.5%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 142%; and weighted-average expected life of the option of five years.  For the year ending December 31, 2004: risk-free interest rate of 3.5%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 188%; and weighted-average expected life of the option of five years.  For the year ending December 31, 2003: risk-free interest rate of 3.5%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 304%; and weighted-average expected life of the option of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period.

The Company's pro forma information follows:

                                                                                December 31,                  December 31,

                                                                                        2005                                 2004

Pro forma net (loss) income applicable

  to common shareholders                                  $  (11,256,419)                  $ (11,262,465)

Pro forma net (loss) income applicable

  to common shareholders per share:

  Basic and fully diluted                                      $             (0.51)                  $             (2.11)

A summary of the Company's stock option activity follows:

	December 31, 2005		December 31, 2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding -
beginning of year	1,200,000	$6.60	1,200,000	$6.60

Granted	--	--	--	--

Exercised	--	--	--	--

Cancelled	--	--	--	--

Outstanding -
end of year	1,200,000	$6.60	1,200,000	$6.60

Exercisable - end of year	--	--	--	--

(13)         Stock Incentive Plan:

On May 21, 2004, the Company filed a Form S-8 to register 750,000 shares of its common stock at an offering price of $2.20 per share.  All of the shares have been issued under this plan.

(14)             Stock Equity:

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

The shares of common stock offered and sold in the Private Placement have not been registered under the Securities Act and were sold in reliance upon the exemption for the securities registration afforded by Regulation D of the Securities Act. The investor represented to the Company that it is an "Accredited Investor," as defined in Rule 501 of Regulation D, under the Securities Act. In connection with the Private Placement, the Company entered into a registration rights agreement with the investor, pursuant to which the Company agreed to promptly file a registration statement covering re-sales from time-to-time by the investor of the shares of common stock purchased in the Private Placement. The Company issued a total of 16,156,462 shares of common stock for a total value of $1,329,082.

(15)      Stock Subscription Agreement

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

(16)         Deferred Income Taxes:

Income taxes are generally provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets for financial and income tax reporting.

As of December 31, 2005, the Company has a net operating loss carry forward of approximately $11,615,000 for tax purposes, which will be available to offset future taxable income.  If not used, this carry forward will begin to expire in 2017.

The deferred tax assets relating to the net operating loss carry forward has been fully  reserved as of December 31, 2005.

(17)         Related-Party Transactions:

On January 21, 2005, the Company borrowed $125,000 from its Chief Financial Officer, Wayne Bailey.

During the month of December 2005, the Company entered in to financing agreement with Eclipse Holding Company, which is 50% owned by the Company's Chief Executive Officer, Michael Barron.  The Company entered into an agreement to borrow a total of $750,000 in the form of a note payable, with an  interest of 10% per annum.  At December 31, 2005, the outstanding balance on this note was $642,846.  The agreement calls for the issuance of common stock warrants.  As of December 31, 2005 the Company issued  7,500,000 shares.

On July 15, 2004, Marshall L. Stewart and Daryl S. Meddings, officers of Ocean West Holding Corporation agreed to sell 4,106,776 of their shares of common stock of the Ocean West to CDA in exchange for 519,310 shares of CDA for an approximate value of $983,573, based on the average trading prices of the respective stocks for the month of June 2005.  Mr. Stewart and Mr. Meddings currently own 7% of the shares of the Company and are currently on the board of Ocean West as well as officers.

        (18)         Subsequent Event:

On February 7, 2006, Consumer Direct of America agreed to sell Shearson Home Loans, Inc., a Nevada Corporation ("SHL"), and wholly owned subsidiary of Consumer Direct of America, Inc. ("CDA"), to Paragon Financial Corporation (PGNF), pursuant to the terms and conditions of a Share Exchange Agreement dated February 7, 2006 (the "Exchange Agreement") among CDA, SHL and PGNF. Pursuant to the Exchange Agreement, PGNF acquired all of the common stock of SHL for 149,558,791 shares of PGNF common stock and 79 shares of PGNF Series F Preferred Stock (convertible into 443,217,018 shares of PGNF Common Stock), valued at approximately $16,000,000. Each share of the Series F Preferred Stock automatically converts into 5,610,342 shares of PGNF common stock upon the filing of an amendment to PGNF articles. Immediately prior to entering into the Exchange Agreement, PGNF had 119,566,360 shares of PGNF common stock outstanding. In addition, PGNF had outstanding warrants to purchase 18,531,592 shares of PGNF common stock and outstanding debt convertible into 4,846,000 shares of PGNF common stock arriving at an exchange ratio of 4 to 1.

On April 14, 2006, the Company filed Form PRE 14A, requesting a vote of its shareholders, to increase the authorized shares of the Company to 200,000,000 from 100,000,000.

Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Previously reported and not reported here in accordance with the Instructions to Item 304 of Regulation S-B.

On October 11, 2005, De Joya and Company the independent accountant previously engaged as the principal accountant to audit the financial statements of Consumer Direct of America ("CDA"), was dismissed.  The board of directors of CDA approved the resignation of De Joya and Company and approved the decision to change accountants.  During the Company's last fiscal year and any subsequent interim period preceding the resignation of  De Joya and Company, there have been no disagreements with De Joya and Company on any matters of accounting principles or practices, financial statement disclosure, or audit scope and procedure, which disagreements, if not resolved to the satisfaction of De Joya and Company, would have caused De Joya and Company make reference to the subject matter of the disagreements in connection with its report on the financial statement for such year.

On October 11, 2005, CDA engaged Chavez and Koch, CPA's, (Chavez and Koch"), to act as the principal accountant to audit the Company's financial statements.  CDA did not consult with Chavez and Koch, CPA's on the application of accounting principles to a specified transaction, or the type of audit opinion that might be rendered on the Company's financial statements or any disagreements or a reportable event, during the Company's last two fiscal years and any subsequent interim period preceding the dismissal of De Joya and Company.

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors:

Name
Age
		Office
Michael A. Barron	55	Chairman, Chief Executive Officer and Director
Lee Shorey	61	Chief Financial Officer and Secretary
Wayne K. Bailey	56	President, Chief Financial Officer and Director, Resigned October 15, 2005
Joseph Cosio-Barron	57	Vice President and General Counsel

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

Lee Shorey - CFO, Secretary and Treasurer, has over 30 years experience in finance, mortgage brokerages and real estate services companies.  Mr. Shorey holds a BS Degree in Accounting.  Mr. Shorey held the position of VP Administration/HR for Virtual Mortgage Network.  In that capacity Mr. Shorey managed the general accounting, statistical reporting, document preparation and research for preparation of business plan, reporting on regional activity, tracking sales and production, handling payroll and HR activities for the company.  Prior to that assignment, Mr. Shorey functioned as the Controller for Finet Corporation, a San Francisco area computerized loan origination company.  Mr. Shorey held the position of VP Operations for American Financial Network located in Dallas, TX., one of the first computerized loan origination networks.  In addition to the above, Mr. Shorey has had several years of experience in training, procedures and marketing with Associates Corporation during his 18 years with that Company.

Wayne Bailey - President/CFO, Mr. Bailey resigned on October 11, 2005 as officer and director and has terminated his employment agreement.

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

Item 10.                 Executive Compensation.

SUMMARY COMPENSATION TABLE

	ANNUAL COMPENSATION				LONG TERM COMPENSATION AWARDS		Payouts
NAME AND PRINCIPAL POSITION	SALARY		BONUS	OTHER ANNUAL COMPENSATION	Restricted Stock Awards ($)	Securities Underlying Options SARS (#)	LTIP Pay-outs ($)	All Other Compensation
Michael A. Barron, President and Chief Executive Officer	2003 2004 2005	$180,000 $180,000 $180,000	$--	$--	$160,000	80,000
Wayne Bailey, Chief Operating Officer and Director, resigned 10/01/2005.	2003 2004 2005	$180,000 $180,000 $135,000
$--
				$--	$--	--
Lee Shorey, Chief Operating Officer and Director	2005	$24,000
$--
				$--	$--	--
Joseph Cosio-Barron, Vice President and General Counsel	2003 2004 2005	$120,000 $120,000 $165,000	$--	$--	$160,000	80,000

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

Subsequent Event

On February 7, 2006, Consumer Direct of America agreed to sell Shearson Home Loans, Inc., a Nevada Corporation ("SHL"), and wholly owned subsidiary of Consumer Direct of America, Inc. ("CDA"), to Paragon Financial Corporation (PGNF), pursuant to the terms and conditions of a Share Exchange Agreement dated February 7, 2006 (the "Exchange Agreement") among CDA, SHL and PGNF. Pursuant to the Exchange Agreement, PGNF acquired all of the common stock of SHL for 149,558,791 shares of PGNF common stock and 79 shares of PGNF Series F Preferred Stock (convertible into 443,217,018 shares of PGNF Common Stock), valued at approximately $16,000,000. Each share of the Series F Preferred Stock automatically converts into 5,610,342 shares of PGNF common stock upon the filing of an amendment to PGNF articles. Immediately prior to entering into the Exchange Agreement, PGNF had 119,566,360 shares of PGNF common stock outstanding. In addition, PGNF had outstanding warrants to purchase 18,531,592 shares of PGNF common stock and outstanding debt convertible into 4,846,000 shares of PGNF common stock arriving at an exchange ratio of 4 to 1.

On April 14, 2006, the Company filed Form PRE 14A, requesting a vote of its shareholders, to increase the authorized shares of the Company to 200,000,000 from 100,000,000.

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

On May 21, 2004, the Company filed a Form S-8 to register 750,000 shares of its common stock at an offering price of $2.20 per share.  Currently, all of the shares under this plan, 2004 Stock Compensation Plan,  have been issued.

On June 13, 2005, the Company filed a Form S-8 to register 5,000,000 shares of its common stock at an offering price of $0.30 per share.  Currently, all of the shares under this plan have been issued.

On January 3, 2006, the Company filed a Form S-8 to register 10,000,000 shares of its common stock at an offering price of $0.08 per share.  Currently, all of the shares under this plan have been issued.

Item 11.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of April 5, 2006 by (i) each person known by us to be the beneficial owner of more than five percent of our Common Stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group.  See "Management."

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Common Stock Beneficially Owned (3)
Michael A. Barron (President, Chief Executive Officer and Director)
	7,714,918 (4)	8%
Lee Shorey (Chief Financial Officer and Director)	67,000	0.1%
Joseph Cosio-Barron (Vice President and General Counsel	12,488,618 (5)	12.9%
Crusader Capital Partners	15,361,462(6)	16.0%
Eclipse Holding Corporation	22,469,999(7)	23.4%
All Officers and Directors as a group (4 persons)	20,203,536 (8)	20.9%

(1)      The address of each of the beneficial owners is 6330 S. Sandhill, Suite 8, Las Vegas, Nevada 89120.  Except as indicated.

(2)       In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days after February 16, 2006 are deemed outstanding.  However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)       Based on  96,198,027 shares outstanding as of April 5, 2006, plus the number of shares, which the beneficial owner has the right to acquire within 60 days, if any, as indicated in footnote (2) above.

(4)       Includes 64,000 shares issuable upon exercise of an option and 160,000 shares issuable upon exercise of a warrant held by Mr. Barron.

(5)       Includes 48,000 shares issuable upon exercise of an option and 160,000 shares issuable upon exercise of a warrant held by Mr. Cosio-Barron.

(6)      The address is 230 Park Avenue, Suite 1000, New York, NY  10169.

(7)      The address is c/o Jeffrey Helfer CPA, 21800 Oxnard St., #850, Woodland Hills, CA  91367

(8)      Includes 112,000 shares issuable upon exercise of options and 320,000 shares issuable upon exercise of warrants.

Item 12.                 Certain Relationships and Related Transactions.

On January 21, 2005, the Company borrowed $125,000 from its Chief Financial Officer, Wayne Bailey.

During the month of December 2005, the Company entered in to financing agreement with Eclipse Holding Company, which is 50% owned by the Company's Chief Executive Officer, Michael Barron.  The Company entered into an agreement to borrow a total of $750,000 in the form of a note payable, with an interest of 10% per annum.  At December 31, 2005, the outstanding balance on this note was $642,846.  The agreement calls for the issuance of common stock warrants.  As of December 31, 2005 the Company issued 7,500,000 shares.

On July 15, 2004, Marshall L. Stewart and Daryl S. Meddings, officers of Ocean West Holding Corporation agreed to sell 4,106,776 of their shares of common stock of Ocean West to CDA in exchange for 519,310 shares of CDA for an approximate value of $983,573, based on the average trading prices of the respective stocks for the month of June 2005.  Mr. Stewart and Mr. Meddings currently own combined 7% of the shares of the Company and are currently on the board of Ocean West as well as officers.

Item 13.               Exhibits.

 Index

EXHIBIT NO.	TITLE

2.1	Share Exchange Agreement by Paragon Financial Corporation and Shearson Home Loans, dated February 13, 2006 (14)
2.3	Purchase of Common Stock Agreement between the Registrant and Crusader Capital Partners, LLC, dated August 1, 2005. (16)
3.1	Articles of Incorporation of the Registrant (1)
3.2	Amendment to Articles of Incorporation of the Registrant *
3.3	Amendment to Articles of Incorporation of the Registrant *
2.3	Purchase and Sale of Capital Stock Agreement between the Registrant and Ocean West Holding Corporation, dated July 15, 2004. (4)
3.4	Bylaws of the Registrant (1)
4.3	Stock Subscription Agreement between the Registrant and Ocean West Corporation, dated July 1, 2004. (5)
4.4	Stock Subscription Agreement between the Registrant and Ocean West Corporation, dated August 1, 2004. (6)
4.5	Stock Subscription Agreement between the Registrant and Ocean West Corporation, dated September 1, 2004. (7)
4.6	Stock Subscription Cancellation Agreement between Registrant on Ocean West Holding Corporation, dated September 28, 2004, (12)
4.7	Stock Subscription Agreement between the Registrant and Ocean West Enterprise, dated September 28, 2004, (12)
5.0	Convertible Promissory Note between the Registrant and Club Vista Holdings Inc., dated July 31, 2004. (8)
5.1	Credit Facility Agreement Note between the Registrant and Club Vista Holdings Inc., dated September 21, 2004. (9)
5.2	Joint Venture Agreement between the Registrant and Club Vista Holdings Inc., dated September 14, 2004. (10)
5.3	Opinion of counsel for 2006 Compensation Plan, dated January 3, 2006 (15)
10.1	Common Stock Purchase Agreement dated February 20, 2002 between the Registrant and Consumer Capital Holdings, Inc. (2)
10.2	Consulting Agreement between the Company and Caitlin Enterprises dated April 21, 2003. *
10.3	Employment Agreement between the Registrant and Michael A. Barron dated June 15, 2002.*
10.4	Employment Agreement between the Registrant and Paul Grady dated June 15, 2002*
10.5	Employment Agreement between the Registrant and Joseph A. Cosio-Barron dated June 15, 2002.*
10.6	Employment Agreement between the Registrant and Michael F. Accardi dated June 15, 2002.*
10.7	Employment Agreement between the Registrant and Terry Vickery dated June 15, 2002.*
10.8	Employment Agreement between the Registrant and Wayne Bailey dated November 1, 2002.*
10.9	The Registrant's 2002 Stock Incentive Plan (3)
EXHIBIT NO.	TITLE

10.10	Form of Series A Common Stock Purchase Warrant.*
10.11	Form of Series B Common Stock Purchase Warrant.*
10.12	Form of Series C Common Stock Purchase Warrant.*
10.13	Form of Series D Common Stock Purchase Warrant.*
10.14	Lease Agreement between the Registrant and Sandpost LLC dated July 1, 2002.*
10.15	Sublease Agreement between Consumer Direct, Inc. and TKV Investments dated April 15, 2001.*
10.16	Office space sublease between the Registrant and Keane, Inc. dated August 5, 2002.*
10.17	Rescission and Settlement Agreement dated October 1, 2004, (13)
10.18	Promissory Note dated October 25, 2004, (13)
10.19	2006 Stock Compensation Plan, dated January 3, 2006 (15)
10.2	2005 Stock Compensation Plan, dated June 13, 2005. (17)
16.2	Letter from Chavez and Koch, CPA's, dated February 8, 2005 (11)
23.1	Consent of Company's Auditors in regard to Form S-8, dated January 3, 2006
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes

*to be filed by amendment

(1)	Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form 10-SB dated May 8, 2001 and filed with the SEC on May 11, 2001.

(2)	Incorporated by reference to the exhibits to Registrant's Report on Form 8-K dated March 4, 2002 and filed with the SEC on March 6, 2002.

(3)	Incorporated by reference to the exhibit to the Registrant's Registration Statement on Form S-8 dated November 22, 2002 and filed with the SEC on November 23, 2001
(4)	Previously filed as an exhibit to Form 8-K, dated August 3, 2004
(5-10)	Previously filed as an exhibit to Form 10QSB for the period ended September 30, 2004.
(11)	Previously filed as an exhibit to Form 8-K, dated February 8, 2005.
(12)	Previously filed as an exhibit to Form 10QSB, for the period ended September 30, 2004
(13)	Previously filed as an exhibit to Form 10KSB, for the period ended December 31, 2004, dated April 15, 2005.
(14)	Previously filed as an exhibit to Form 8-K, dated February 13, 2006.
(15)	Previously filed as an exhibit to Form S-8, dated January 3, 2006.
(16)	Previously filed as an exhibit to Form 8-K, dated August 1, 2005.
(17)	Previously filed as an exhibit to Form S-8, dated June 13, 2005.

Item 14.                 Principal Accountant Fees and Services.

The Company retained Chavez and Koch as the Company's independent auditor and to examine the financial statements of the Company for the fiscal year ended December 31, 2005.   Chavez and Koch performed the services listed below and was paid the fees listed below for the fiscal year ended December 31, 2005.  De Joya and Company was the Company's independent auditor and examined the financial statements of the Company for fiscal year ended December 31, 2004.

Audit Fees

Chavez and Koch expects aggregate fees of approximately $40,000 for the fiscal year ended December 31, 2005 and De Joya and Company was paid approximately $90,000 for the fiscal year ended December 31, 2004, for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB prior to their dismissal on October 11, 2005.

Audit Related Fees

Chavez and Koch  and De Joya and Company and were not paid additional fees for either of the fiscal years ended December 31, 2005 or December 31, 2004 for assurance and related services reasonably related to the performance of  the audit or review of the Company's financial statements.

Tax Fees

Chavez and Koch estimates fees in the amount of $0 for the fiscal year ended December 31, 2005 for professional services rendered for tax compliance, tax advice and tax planning.  De Joya and Company was paid fees in the amount of approximately $0 for the fiscal year ended December 31, 2004 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Chavez and Koch were not paid any other fees for professional services during the fiscal  years ended December 31, 2005. De Joya and Company were not paid any other fees for professional services during the fiscal years ended December 31, 2004 and until their resignation on October 11, 2005.

Audit Committee

The Company does not have an audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consumer Direct of America

By:          /s/ Michael A. Barron                                                                                                          April 17, 2006

Michael A. Barron, President, Chief Executive Officer
 (Principal Executive Officer)

By:          /s/ Lee Shorey                                                                                                                      April 17, 2006

                Lee Shorey, Chief Financial Officer, Director

 (Principal Financial Officer)