Form 10KSB/A
period 2005-12-31
CONSUMER DIRECT OF AMERICA
filed 2006-05-22
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
(as amended May 22, 2006)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Issuer’s revenue as of December 31, 2005 approximately $6,826,190

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
Form S-8, dated June 13, 2005
Form 10-KSBA, dated May 17, 2005
Form 8-K, dated February 8, 2005.

Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☒

CONSUMER DIRECT OF AMERICA

PART I

This Annual Report contains forward-looking statements about the Company's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. There can be no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Consumer Direct of America’s actual results may differ materially from those indicated by the forward- looking statements.

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

Consumer Direct of America, formerly known as Blue Star Coffee, Inc., is a Nevada corporation formed in July, 2000 to sell specialty coffee beans, brewed coffee and espresso-based beverages through company-owned and franchised retail locations. In February 2002, Blue Star, which was then in the development stage, acquired all of the outstanding stock of Consumer Capital Holdings, Inc. and Consumer Capital Holdings became a wholly owned subsidiary of Blue Star. After its acquisition of Consumer Capital Holdings, Blue Star changed its name to Consumer Direct of America. Consumer Direct of America (the “Company” or “CDA”) is a direct-to-consumer mortgage broker and banker with revenues derived primarily from origination commissions earned on the closing of first and second mortgages on single-family residences (“mortgage loans” and “home equity loans”). The Company’s wholly owned subsidiary, Shearson Home Loans, formerly known as Consumer Direct Lending Inc. ("CDL") is a Nevada corporation formed in October 2001 to originate retail mortgages and to provide mortgage banking services. The board of directors of CDL approved to change the name of the Company from Consumer Direct Lending, Inc. to Shearson Home Loans on June 22, 2005. Shearson Home Loans establishes banking and correspondent relationships with major lenders and banks.

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

On July 15, 2004, the Company acquired 84.9% of the outstanding common stock of Ocean West Holding Corporation, (“Ocean West” or “OWHC”) through a stock exchange affected pursuant to a Purchase and Sale of Capital Stock Agreement. Marshall L. Stewart, Daryl S. Meddings, Enfo Loan Corporation, Kingsley and Nancy Cannon and Dale and Suzanne Delmege agreed to sell 4,921,930 of their shares of common stock of Ocean West to CDA in exchange for 622,381 shares of CDA (the “Transfer”). The consideration was based on the average monthly trading prices of each company’s shares for the month of June 2004. The Transfer resulted in CDA having majority control and ownership, of Ocean West. Ocean West Holding Corporation is a holding company, which holds all of the issued and outstanding stock of Ocean West Enterprises.

On June 6, 2005, InfoByPhone, Inc. a Delaware corporation, consummated an agreement with OWHC, pursuant to which InfoByPhone, Inc. exchanged all of its 6,000,000 then issued and outstanding shares of common stock for 6,000,000 shares, or approximately 56% of the common stock of OWHC. As a result of the agreement the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer (InfoByPhone, Inc.). Prior to the exchange, OWHC intended to issue a dividend pay out to its shareholders, which was represented of 100% of the issued and outstanding shares of Ocean West Enterprises, the wholly owned subsidiary of Ocean West Holding Corporation. This dividend payout did not occur which resulted in OWHC having 100% interest in Ocean West Enterprises.

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

On May 5, 2006, the Company rescinded its acquisition agreement with PGNF. On February 7, 2006 the Company and PGNF entered into an acquisition agreement, whereby PGNF and the Company acquired all of the common stock of SHL for 149,558,791 shares of PGNF common stock and 79 shares of PGNF Series F Preferred Stock (convertible into 443,217,018 shares of PGNF Common Stock), valued at approximately $16,000,000. Each share of the Series F Preferred Stock automatically converts into 5,610,342 shares of PGNF common stock upon the filing of an amendment to PGNF articles, (the “Exchange”). The Exchange was never duly authorized and approved by the parties thereto, and each of the parties hereto desires to rescind the exchange. In connection with such rescission the Company transferred and assigned its shares of the PGNF capital stock and preferred stock to the PGNF shareholders and the PGNF shareholders transferred back its shares of the common stock of the Company. The Company views this rescission as nullification and accordingly has not included any operating activities related to PGNF in the Company’s consolidated financial statements.

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

The Company's principal short-term focus is to:

o	establish relationships with more of the 200 largest mortgage brokerage companies;
o	increase the number of installations with the Company's existing mortgage brokerage branches
o	increase the volume of loans originated through the LoanMaker System.

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

The level of income verification varies with program type. The underwriting guidelines include four levels of documentation requirements for applicants, which are referred to as the “Full Documentation,” “Lite Documentation,” “Stated Income Documentation,” and “No Documentation” programs. The purchasers in the secondary market dictate the level of income documentation required for a specific loan. Except for the No Documentation programs, where verification of income is not required, we review:

o	the applicant’s source of income;
o	calculate the amount of income from sources listed on the loan application or other documentation;
o	review the credit history of the applicant;
o	calculate the debt service-to-income ratio to determine the applicant’s ability to repay the loan;
o	review the type and use of the property being financed; and
o	review the property.

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

The loan agreement with the Bank of Arizona contains two restrictive covenants relating to tangible net worth of not less than $250,000 and a debt to equity ration no greater than 20:1. Currently we are in compliance with the debt covenants as the loan is with the Company’s subsidiary, Shearson Home Loans, which equity is $3.4 million at December 31, 2005. Should we not comply with the restrictive covenants, there is the possibility that we may lose the credit facility at any time, which would cause a negative impact on the way we do business and a material adverse effect on our results of operations and financial condition.

Payment of cash dividends or redemption of shares is also restricted to net income after the date of the applicable agreement computed on a cumulative basis.

Sale of Loans

The percentage of originated loans that were funded using the Company’s warehouse lines of credit was 17.3% of the total dollar volume for the year ended December 31, 2005. We generally sell substantially all of the loans originated. Once we have funded a loan through a credit facility, the next objective is to sell the loan as quickly as possible, which typically happens in ten to fifteen business days. In some instances we hold the loan for sale and may be unable to sell the loan. As of December 31, 2005, there were 5 loans that had not been sold. A reconciliation package is prepared for our accounting department. The file then moves on to the shipping department where it is copied and stacked to specific investor guidelines. After we receive the final closing statement, usually two to three days after funding, the file is sent to the appropriate investor and revenue is recognized. We typically make general representations and warranties to purchasers of the mortgages relating to borrower disclosures, closing procedures, credit documentation, follow-up documentation and accuracy of representations. In many cases, purchasers of the mortgages will require language in the documentation mandating that we return all or a portion of the premium and any premium paid for servicing rights for loans that are paid off early, typically prior to the end of the first six months. In most cases, we are only liable for premium recapture if the loan is being prepaid as a result of a refinancing through us or one of our affiliates.

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

As previously stated, our business depends primarily on providing direct person - to - person mortgage services to a diversified client base consisting of consumers. To remain competitive, we must increase the volume of mortgage loan transactions that we effect and maintain sustainable margins on such mortgage transactions.

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

On April 14, 2004, the Company commenced an action against Consulting Services LLC. On April 19, 2004, Consulting Services LLC instituted a counterclaim against the Company. Both claims are contented by the parties to be of a breach of contract nature from a certain Asset Acquisition Agreement in which the Company claims never consummated therfore services are not liable under the agreement. The counterclaimis of a similare nature which CDA is claiming no liabilty and Consulting Services LLC is asking for the the amount of stock agreed to be given for services per the acquistion agreement of approximately 2.7 million shares of the Company’s stock valued at the time to be approximately $1.8 million and $655,321 for certain liabilities the Company were to assume per the agreement upon closing. The Company is asserting its position of no liability and asking for approximately $712,859 of which was advanced to Consulting Services prior to the knowledge that the transaction was not to close. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for the above legal proceedings could change in the future.

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

Consolidated revenues from origination, sale of loans and fee revenue generated by contract services decreased 23.7% during the fiscal year ended December 31, 2005 or $2.1million from the year ending December 31, 2004. The decrease is primarily due to the Company’s restructing of its operating branches, eliminating 18 non profitable locations

Selling, general and administrative expenses decreased 11.8% or $1.3 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The decrease is primarily due the closure of 18 non profitable locations, during the Company’s last quarter and the sale of Ocean West.

The Company incurred costs associated with the debt discount amortization related to the beneficial conversion features on three of its notes in the amount of $2,904,110, for the year ended December 31, 2005 and $2,490,000, for the year ended December 31, 2004. This debt discount has been fully amortized as of December 31, 2005. The company has writtent off an investment of approximately $353,000 and has taken a charge to impairment of goodwill for $2.7 million less $1.7 million, which is attributable to the assets minus liabilities of OWHC as of June 30, 2005, closing balance sheet at time of sale, which nets to the charge of $732,105.

Depreciation increased 50,909 or 8% for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Depreciation and amortization increased 40,874 or 6.9% for the year ended December 31, 2004 as compared to the year ended December 31, 2003.

Interest expense decreased $1.4 million or 88% to $184,290 for the year ended December 31, 2005 as compared to 1,588,147 for the year ended December 31, 2004. The decrease is related to the prior year adjustments of $1.5 million, charged to interest in 2004.

Consumer Direct had loss from operations of $6.8 million for the year ended December 31, 2005 compared to loss of $7.8 for the year ended December 31, 2004. We had a net loss of $11.0 million for the year ended December 31, 2005 , net loss of $11.2 for the year ended December 31, 2004 and a net loss of $1.9 million for the year ended December 31, 2003. The primary reason for the loss was the costs associated with the consolidation of the Company’s operations, according to its business plan, and by eliminating non profitable units and restructuring the Company’s base of operations to eliminate certain costs to outsourcing. The Company incurred certain costs associated with the debt amortization discount of one of its notes for approximately $2.9 million in 2005 and $2.5 million in 2004. The Company incurred a charge of $732,000 relating to its sale of Ocean West.

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

Since inception through December 31, 2005, the Company has suffered recurring losses from operations; we have incurred aggregate net losses of $28,831,673. This raises substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph on our independent auditors' report on the December 31, 2005 consolidated financial statements, which are included with this amended annual report.

Net cash provided by (used for) operating activities for the year ended December 31, 2005 was $5.9 million compared to net cash used for operating activities for the year ended December 31, 2004 of $13.8. The primary sources of cash provided by the year ended December 31, 2005 was from an decrease in loans available for sale of $10.1 million, an decrease in accounts receivable of $123,391, an decrease in prepaid expenses of $177,650, an decrease in other assets of $3.7 million, decrease in goodwill of $732,105, decrease due to sale of asset of $560,417, decrease in goodwill of $732,105, decrease in accounts payable of $2 million, increase in interest payable of $88,111 which is offset by the Company’s net loss of $10.9 million, depreciation of $684,820, write down of capitalized investment of 352,829 and stock based expenses of $3.0 million. As investors purchase loans, the amounts advanced for such loans through the warehouse line of credit are paid. At that time, the receivables are cleared and the cash deposited in our operating account. These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling. The primary sources of cash used for the year ended December 31, 2004 was from an increase in loans available for sale of $7.6 million, an decrease in accounts receivable of $506,886, an increase in other assets of $1,805,857, cash acquired related to purchase of Ocean West of $159,505, increase in accounts payable of $93,058 which is offset by the Company’s net loss of $11,188,086, depreciation of 633,911, write down on capitalized investments of 360,000 and stock based expenses of 5,334,903.

Net cash provided by (used in) investing activities during the year ended December 31, 2005 was $150,769, 12,209 was used to purchase equipment and $162,978 related to the fixed asset disposition relating to Ocean West. Net cash used in investing activities during the year ended December 31, 2004 was $1.2 million, which was primarily used to purchase property and equipment and the acquisition of fixed assets of Ocean West, offset by payments received on notes receivable of $30,875.

Net cash (used for) provided by financing activities for the year ended December 31, 2005 was $6.2 million, consisting primarily of $8.4 million in advances on line of credit, proceeds of related notes payable of $617,846, payments of notes payable of $66,799, payments of long term debt of $493,759, treasury stock redeemed for services of $271,600, sale of Ocean West $1,966,393 and preferred dividends of $69,481 paid to former subsidiary. Net cash provided by financing activities for the year ended December 31, 2004 was $15.2 million, consisting primarily of $9.1 million in advances on line of credit, proceeds of notes payable of $1.2 million, proceeds of bridge loans of $5.6 million, purchase of treasury stock of $556,600, and preferred dividends of $74,559 paid to subsidiary.

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

The Company through its subsidiary, Ocean West Enterprises had a line of credit with Provident Consumer Financial Services (“PCFS”) which was $8,000,000 and with Warehouse One is $5,000,000. As of September 30, 2005, due to the sale on June 6, 2005 of OWHC, the amounts were paid in full and their respective balances were $0. At December 31, 2004 the interest rate charged on our warehousing lines of credit with PCFS was approximately 6.93%. As of December 31, 2005 and December 31, 2004 the outstanding balance with PCFS was $0 and $8,214,512, respectively. At December 31, 2004 the interest rate charged on the warehouse line of credit through Warehouse One was approximately 5.5%. As of December 31, 2005 and December 31, 2004 the outstanding balance with Warehouse One was $0 and $424,634, respectively.

Management currently believes that cash flows from operations should be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2006 however, if they are not, management will seek equity funding from the public capital markets , so long as there are no material adverse changes to the terms or availability of our warehouse lines of credit, we believe we can meet our liquidity and capital needs at current production levels at least through fiscal 2006. However we are currently exploring possible liquidity sources either through additional borrowings or potential capital partners to enable us to increase our loan production and expansion. Future offerings are probable in order to fund the acquisition growth by the Company. The Company anticipates raising equity capital in the amount of $2.0 million during 2006 in order to fund the integration of this growth. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any equity financing could result in dilution to existing stockholders.

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

o	the Company has suffered recurring losses from operations, has an accumulated deficit as of December 31, 2005, that raise substantial doubt about the Company’s ability to continue as a going concern;

o	the Company’s dependence on its warehouse lines of credit.

o	the Company’s need for additional funding sources so that its ability to originate and fund loans is not impaired; and

o	the Company’s ability to compete with banks and other mortgage lenders that are significantly larger.

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

Report of Independent Registered Public Accounting Firm

Board of Directors
Consumer Direct of America

We have audited the accompanying balance sheets of Consumer Direct of America and Subsidiaries as of December 31, 2005, and the related statements of income, changes in stockholders’ equity, and cash flows for the one year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits to date. This factor among others may indicate the Company will be unable to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005 and the results of its operations and it cash flows for one year period ended December 31, 2005, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
May 21, 2006

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

/s/ De Joya & Company
De Joya and Comapny.
Henderson, Nevada
May 6, 2005

CONSUMER DIRECT OF AMERICA
CONSOLIDATED BALANCE SHEET

December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$21,401
Mortgage loans held for sale	831,200
Accounts receivable and receivables from loans sold, net	107,321
Prepaid and other current assets	433,281
Total current assets	1,393,203
Property and equipment, net	1,664,571

Other assets:
Notes receivable	--
Goodwill	1,372,916
Total other assets	1,372,916
Total assets	$4,430,690
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,690,101
Bridge notes payable	5,869,682
Interest payable	140,794
Notes payable	333,173
Notes payable - related party	767,846
Line of Credit	3,497,073
Total current liabilities	12,298,669
Long-term liabilities:
Long term debt, net of current portion	--
Total long- term liabilities	--
Total liabilities	12,298,669
Stockholders' deficit:
Preferred stock, $0.01 par value, 15,000,000 shares authorized 0 issued and outstanding at December 31, 2005	--
Common stock, $0.001 par value, 100,000,000, 37,544,108 shares issued and outstanding December 31, 2005	37,544
Additional paid-in capital	20,926,149
Treasury stock, cost method	--
Accumulated deficit	(28,831,673)
Total stockholders' (deficit)	(7,867,979)
Total liabilities and stockholders' (deficit)	$4,430,690

See accompanying notes to consolidated financial statements.

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Revenues
Loan origination and sale of mortgage loans	$6,483,748	$8,430,137
Marketing revenues and commissions	335,536	506,801
Rental income	6,905	3,685
Total revenue	6,826,190	8,940,623

Cost of sales	2,786,367	4,711,668

Gross Profit	4,039,822	4,228,955

Expenses
Selling, general and administrative	10,111,434	11,458,276
Depreciation expense	684,820	633,911
Total expenses	10,976,254	14,429,327

Loss from operations	(6,756,432)	(7,863,233)

Other (expense) income
Interest income	--	--
Interest expense	(184,290)	(1,588,147)
Debt discount expense	(2,904,110)	(2,489,916)
Impairment of goodwill	(732,105)	--
Write down of investment	(352,829)	--
Other income	--	490,483
Total other (expense) income	(4,173,333)	(3,587,580)

Loss before minority shareholder interest	(10,929,765)	(11,450,813)

Loss applicable to minority shareholder interest	--	262,727

Net loss	(10,929,765)	(11,188,086)

Dividends on preferred shares	(69,481)	(74,559)

Net loss applicable to common shareholders	$(10,999,246)	$(11,262,645)

Net loss per share, basic and diluted	$(0.50)	$(2.09)

Net loss per common share, applicable to common shareholders, basic and diluted	$(0.50)	$(2.11)

Weighted average number of common shares outstanding, basic and diluted	21,942,476	5,349,423

See accompanying notes to consolidated financial statements.

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Cash flows from operating activities:
Net (loss)	$(10,929,765)	$(11,188,086)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation	684,820	633,911
Write down on capitalized investments	352,829	360,000
Stock based expenses	2,972,838	5,334,903
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	123,391	506,886
(Increase) decrease in mortgage loans held for sale	10,074,577	(7,626,394)
(Increase) decrease in prepaid expenses	177,650	267,069
(Increase) decrease in goodwill	732,105	--
(Increase) decrease related to sale of asset	(560,417)	159,505
(Increase) decrease in other assets	3,698,578	(1,805,857)
Increase (decrease) in accounts payable and accrued expenses	(2,072,271)	93,058
Increase (decrease) in interest payable	88,111	36,269
(Increase) decrease in minority shareholder interest	532,595	(532,595)
Net cash used in operating activities	5,875,041	(13,761,331)
Cash flows from investing activities:
Purchase of fixed assets	(12,209)	(1,261,260)
Disposition of fixed assets	162,978	--
Payment received on notes receivable	--	30,875
Net cash provided by (used in) investing activities	150,769	(1,230,385)
Cash flows from financing activities:
Advances (payments)on lines of credit	(8,428,350)	9,070,414
Proceeds from related notes payable	617,846	15,000
Proceeds from bridge loans	--	5,574,082
Payments of notes payable	(66,799)	--
Payments of long term debt	(493,759)	--
Redemption (purchase) of treasury stock	271,600	(556,600)
Dividends paid on preferred shares of subsidiary	(69,481)	(74,559)
Net cash provided by financing activities	(6,202,551)	15,187,268
Net increase (decrease) in cash and cash equivalents	(176,740)	195,552
Cash and cash equivalents, beginning of period	198,141	2,589
Cash and cash equivalents, end of period	$21,401	$198,141
Supplemental disclosure of cash flow information
Interest paid	$251,199	$115,310 -

See accompanying notes to consolidated financial statements.

	Common Stock		Treasury	Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity (Deficit)

Balance December 31, 2003 (restated)	3,392,171	$3,392		$9,036,568	$(6,569,782)	$2,470,178
Issuance of stock	737,000	737		1,397,801		1,398,538
Treasury stock purchased			(556,600)			(556,600)
Stock issued for debt conversion	1,228,292	1,228		508,505		509,733
Treasury stock issued for services			285,000			285,000
Stock issued for services	901,402	901		259,629		260,530
Stock issued for debt	19,666	20		39,312		39,332
Stock issued for warrant	255,763	256				256
Stock issued for acquisition	622,381	622		1,178,167		1,178,789
Stock issued as collateral	300,000	300		--		300
Pro Mortgage rescission	(150,000)	(150)		(761,060)		(761,060)
Warrants				900,363		900,363
Debt discount related to beneficial conversion feature				5,394,026		5,394,026
Dividends paid to preferred shares of subsidiary					(74,559)	(74,559)
Net loss	--	--	--	--	(11,188,086)	(11,188,086)
Balance December 31, 2004	7,306,675	$7,306	$(271,600)	$17,953,311	$(17,832,428)	$ (143,411)
Stock issued for services	2,595,221	2,595		722,825		722,825
Stock issued for debt	1,909,000	1,909		320,301		322,210
Stock issued for warrant	902,675	903				903
Stock issued for acquisition	480,930	481		98,938		99,419
Stock issued for equity services	23,656,470	23,656		1,529,196		1,552,852
Stock issued for AP settlement	194,320	194		182,345		182,539
Stock issued for deferred compensation	416,667	417		37,083		37,500
Stock subscription payable	82,150	82		82,150		82,232
Treasury stock redeemed for services			271,600			271,600
Dividends paid to preferred shares of subsidiary					(69,481)	(69,481)
Net loss	--	--	--	--	(10,929,765)	(10,929,765)
Balance December 31, 2005	37,544,108	$37,544	$--	$20,926,149	$(28,831,673)	$(7,867,979)

See accompanying notes to consolidated financial statements.

CONSUMER DIRECT OF AMERICA
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

(1)	Summary of Significant Accounting Policies:

Basis of Presentation:

Consumer Direct of America (“CDA”) formerly known as Blue Star Coffee, Inc. is a Nevada corporation formed in July, 2000 to sell specialty coffee beans, brewed coffee and espresso-based beverages through company-owned and franchised retail locations. In February 2002, Blue Star, which was then in the development stage, acquired all of the outstanding stock of Consumer Capital Holdings, Inc. and Consumer Capital Holdings became a wholly owned subsidiary of Blue Star. After its acquisition of Consumer Capital Holdings, Blue Star changed its name to Consumer Direct of America. Consumer Direct of America (The “Company”) is a direct-to-consumer mortgage broker and banker with revenues derived primarily from origination commissions earned on the closing of first and second mortgages on single-family residences (“mortgage loans” and “home equity loans”). Shearson Home Loans, (“SHL”), formerly known as Consumer Direct Lending Inc. ("CDL") is a Nevada corporation formed in October 2001 to originate retail mortgages and to provide mortgage banking services. The board of directors of CDL approved to change the name of the Company from Consumer Direct Lending, Inc. to Shearson Home Loans on June 22, 2005. Shearson Home Loans establishes banking and correspondent relationships with major lenders and banks.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has an accumulated deficit of $28,831,673 as of December 31, 2005, which raises substantial doubt about the Company's ability to continue as a going concern.

Management currently believes that cash flows from operations should be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2006 however, if they are not, management will seek equity funding from the public capital markets , so long as there are no material adverse changes to the terms or availability of our warehouse lines of credit, we believe we can meet our liquidity and capital needs at current production levels at least through fiscal 2006. However we are currently exploring possible liquidity sources either through additional borrowings or potential capital partners to enable us to increase our loan production and expansion. Future offerings are probable in order to fund the acquisition growth by the Company..

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net ordinary loss before minority interest of $10,999,246 during the year ended December 31, 2005. Although a substantial portion of the Company’s cumulative net loss is attributable to non-cash operating expenses, management believes that it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation:

The consolidated financial statements include the accounts of Consumer Direct and the accounts of Shearson Home Loans and Ocean West Enterprises, its Subsidiary which was sold on June 6, 2005. All significant inter-company accounts and transactions have been eliminated.

Risks and Uncertainties:

The Company operates in a highly competitive industry that is subject to intense competition and potential government regulations. Significant changes in interest rates or the underlying economic condition of the United States or any specific region of the United States real estate market could have a matrially adverse impact on the Company’s operations.

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

Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty years. Depreciation expense related to property and equipment was $684,820 and $633,911 for the year ended December 31, 2005 and the year ended December 31, 2004. Maintenance and repairs are charged to operations when incurred. Major betterments and renewals are capitalized. Gains or losses are recognized upon sale or disposition of assets.

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

After reviewing the requirements of FASB 142, the Company has decided to write off all of the goodwill on the books except for the goodwill associated with Las Vegas Mortgage. The Company does not feel there has been any impairment of the Goodwill for this acquisition as shown on the financial statements, due to; increase in revenues for the company, decreases in expenses for the company and decreases in overhead for the company.

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

The amounts that have been charged against income for those services were approximately $2,972,838 and $1,684,000 for 2005, and 2004, respectively.

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

Reclassifications:

Certain prior year balances have been reclassified to conform to current year presentation. Such classifications had no effect on net income.

(2)	Property and Equipment:

A summary is as follows:	December 31, 2005
Furniture fixtures, and equipment	$733,288
Computer equipment	1,389,230
Software	820,325
Leasehold improvements	109,477
3,052,321
Less accumulated depreciation and amortization	(1,387,750)

$1,664,571

(3)	Goodwill

The origin of Goodwill is from two transactions:

Purchase of Las Vegas Mortgage	$1,372,916

The Las Vegas Mortgage purchase took place in June of 2002.

The goodwill arose out of the difference between the purchase price and the fair market value of assets received.

In June of 2002, the Company acquired all of the outstanding stock of Las Vegas Mortgage in exchange for $100,000 in cash and $1,361,726 of the Company’s stock. The purpose of the transaction was to expand its interests in the Las Vegas market. Las Vegas Mortgage had branches and relationships in the Las Vegas Area. The Company had a call center in Las Vegas and wanted to get into the Mortgage Business in Las Vegas. This acquisition allowed the Company to have an immediate large position in Las Vegas. The Company is now one of the largest take out lenders in the Western United States and it is all based from the Las Vegas operations. With the acquisition of Las Vegas Mortgage the Company was able to move its corporate headquarters to Las Vegas and expand its network. The acquisition of Las Vegas Mortgage was key in the expansion and growth of the Company from a small mortgage company in California to a major mortgage broker in the Western States.

In July of 2004, the Company purchased 84.9% stock interest in Ocean West. The purpose of the transaction was to acquire a mortgage branch network with licenses in 36 states and a mortgage bank. The Company sold its interest in Ocean West on June 6, 2005, and recorded a charge of impairment of $2,698,498 offset by the assets net of liabilities at the time of sale of $1,966,393 or $732,105.

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

(4)	Credit Facilities and Joint Venture Agreement

On September 21, 2004 the Company entered into a term loan facility with Club Vista Holdings Inc., (“Club Vista”) pursuant to which a revolving line of credit arrangement for which $5,000,000 can be borrowed from time to time on a secured basis. Collateral shall be evidenced by an assignment of Borrowers interest in all mortgage notes for which funds have been advanced. Interest under the term loan facility will be determined and imposed in accordance with the respective cost of funds that Lender may incur. The maturity will be on a revolving basis for the incurrence of indebtedness for the period of one year. The funds advanced under this facility will be used exclusively as follows; to fund home loans and various costs, fees, expenses and other payments made in connection with the loans made by the Borrower, to fund any fees relating to warehouse banking lines and for any such purposes specifically authorized by the Lender in writing. The net proceeds related to the term loan shall be divided 50/50 between the Company and Club Vista of which the Company shall maintain at all times a separate accounting for such transactions. As of December 31, 2005 and December 31, 2004, the Company’s balance on this facility was $5,000,000, respectively. For further information refer to Note 8 in the Notes to consolidated financials statements as described herein.

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

(5)	Warehouse Lines of Credit

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

The Company through its former subsidiary, Ocean West Enterprises, (“OWE”), had a line of credit with Provident Consumer Financial Services (“PCFS”) which was $8,000,000 and with Warehouse One is $5,000,000. As of September 30, 2005, due to the sale on June 6, 2005 of OWHC and its subsidiaries, the amounts were paid in full and their respective balances were $0. At December 31, 2004 the interest rate charged on our warehousing lines of credit with PCFS was approximately 6.93%. As of December 31, 2005 and December 31, 2004 the outstanding balance with PCFS was $0 and $8,214,512, respectively. At December 31, 2004 the interest rate charged on the warehouse line of credit through Warehouse One was approximately 5.5%. As of December 31, 2005 and December 31, 2004 the outstanding balance with Warehouse One was $0 and $424,634, respectively.

The warehouse line of credit has restrictions as to the types of loans (and the maximum amounts per individual loans) for which said line can be used. Furthermore, the line can only be used to fund 98% of loan amounts, as defined; the remaining 2% must be funded by the Company utilizing its own cash resources.

(6)	Long-Term Debt:

A summary of long term debt is as follows:

December 31, 2005
Convertible secured promissory note payable to BT Venture Fund, bearing interest at 10% per annum or default interest of 18% compounded daily, payable June 15, 2005. Note has the ability to convert to the Company’s common stock at a conversion price per share equal to the lesser of (a) $1.50 and (b) 70% of the price per share for which shares of common stock, issued by maker to purchasers in equity financing. See footnote 8. (A)	$369,682

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
500,000

Unsecured promissory note payable to an individual, bearing interest at 10% per annum, due on February 1, 2005. This note has been paid in full.	--

Unsecured promissory note payable to an individual, bearing interest at 10% per annum, due on March 5, 2005. This note has been paid in full.	--

Unsecured promissory note payable to an individual, bearing interest at 10% per annum, payable upon demand.	125,000

Unsecured promissory note payable to an individual, bearing interest at 10% per annum, payable upon demand.	58,173

Unsecured promissory note payable to an individual, bearing interest at 10% per annum, payable upon demand.	150,000

Unsecured promissory note payable to a related party, bearing interest at 10% per annum, payable upon demand.	125,000

Unsecured promissory note payable to a related party, bearing interest at 10% per annum, payable upon demand.	642,846

December 31, 2005
Unsecured note payable to a related party, originally bearing interest at 15% per annum, payable in monthly interest installments with all unpaid principal and interest due March 1, 2007. At September 30, 2002, the interest rate was reduced to 12%. This note has been paid in full.	--

Unsecured note payable to a related party, originally bearing interest at 24% per annum, payable in monthly interest installments with all unpaid principal and interest due March 1, 2007. At September 30, 2002, the interest rate was reduced to 12%. This note has been paid in full.	--

Unsecured note payable to bank bearing interest at 4.5% due November 7, 2003. Secured by certificate of deposit. This note has been paid in full.	--

Unsecured note payable to stockholder, bearing interest at 13% per annum payable in monthly interest installments with all unpaid principal and interest due June 30, 2008. This note has been paid in full.	--
1,970,702

Less current maturities	(1,970,702)
$--

(A) These loans are past due their maturities. Management is in the process of negotiating extended terms.

The following table summarizes the aggregate maturities of long-term debt:

Years ending
2006	$1,970,702
2007	--
2008	--
2009	--
2010	--
Thereafter	--
$1,970,702

Interest expense incurred under long term debt obligations amounted to $184,290 and $1,588,147, for the year ended December 31, 2005 and the year ended December 31, 2004.

(7)	Convertible Debenture

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

(8)	Commitments and Contingencies:

Operating Leases

The Company leases its facilities and certain equipment under noncancellable operating leases that expire through the year 2007. These agreements generally provide that the Company pay operating costs such as taxes, insurance, and maintenance.

Future annual minimum payments under operating leases are as follows:

Years ending December 31,
2006	$274,932
2007	203,777
Thereafter	-
$478,709

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

The Company’s former subsidiary, Ocean West Holding Corp., had preferred stock issued and outstanding at the prior to the sale in 2005. There were $69,481 and $74,559 of dividends paid during the years December 31, 2005 and December 31, 2004, respectively.

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

On June 6, 2005, OWHC consummated an agreement with InfoByPhone, Inc. a Delaware corporation, pursuant to which InfoByPhone, Inc. exchanged all of its 6,000,000 then issued and outstanding shares of common stock for 6,000,000 shares, or approximately 56% of the common stock of OWHC. As a result of the agreement the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer (InfoByPhone, Inc.). Prior to the exchange, OWHC intended to issue a dividend pay out to its shareholders, which was represented of 100% of the issued and outstanding shares of Ocean West Enterprises, its wholly owned subsidiary of Ocean West Holding Corporation. OWHC remained the sole owner of 100% of the issued and outstanding shares of OWE.

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

In order to secure repayment of approximately $712,829 previously advanced to the defendant, the Company collateralized various assets. The Company’s management believes to have secured sufficient collateral in order to recoup $352,829 of the $712,829. As of December 31, 2005, the $352,829 is included as a part of other assets in the accompanying consolidated balance sheet (see note 4).

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

The Consumer Direct of America Stock Incentive Plan 2002 (the “Plan”) provides for the grant of 1,950,000 incentive or non-statutory stock options to purchase common stock. Employees, who share the responsibility for the management growth or protection of the business of the Company and certain Non-Employee (“Selected Persons”), are eligible to receive options which are approved by a committee of the Board of Directors. These options primarily vest over five years and are exercisable for a ten-year period from the date of the grant. No stock options or awards may be granted under this plan after October 15, 2012. On December 31, 2005, the Board of Directors of the Company elected to cancel the outstanding options; 80,000 to Michael Barron and 80,000 to Joseph Cosio-Barron and terminate the plan.

On March 14, 2002, the Company’s Board of Directors granted Michael Barron the option to purchase 80,000 shares (post-split) of Common Stock par value $.001 per share of the Company at an option exercise price of the lower of the two, the fair market value of such shares on the date of grant of such options, of which the fair market value of a share of common stock on any date shall be equal to the closing price of the last preceding day on which shares were traded ($5.00 at March 13, 2002) or $10 per share. The right to exercise such option will vest in five equal installments over a period of five years beginning on March 15, 2002. The option expires on March 15, 2012.

On May 12, 2003, the Company’s Board of Directors granted Joseph Cosio-Barron the option to purchase 80,000 shares (post-split) of Common Stock par value $.001 per share of the Company at an option exercise price of the lower of the two, the fair market value of such shares on the date of grant of such options, of which the fair market value of a share of common stock on any date shall be equal to the closing price of the last preceding day on which shares were traded ($7.40 at May 11, 2003) or $10 per share. The right to exercise such option will vest in five equal installments over a period of five years beginning on May 13, 2003. The option expires on March 13, 2013.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period.

The Company’s pro forma information follows:

	December 31, 2005	December 31, 2004

Pro forma net (loss) income applicable to common shareholders	$(11,360,578)	$(11,262,465)

Pro forma net (loss) income applicable to common shareholders per share: Basic and fully diluted	$(0.50)	$(2.11)

A summary of the Company’s stock option activity follows:

	December 31, 2005		December 31, 2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding - beginning of year	1,200,000	$6.60	1,200,000	$6.60

Granted	--	--	--	--

Exercised	--	--	--	--

Cancelled	(720,000)	$2.90	--	--

Outstanding - end of year	480,000	$12.15	1,200,000	$6.60

Exercisable - end of year	128,000	$1.45	--	--

(13)	Stock Incentive Plan:

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

As of December 31, 2005, the Company has a net operating loss carry forward of approximately $10,929,765 for tax purposes, which will be available to offset future taxable income. If not used, this carry forward will begin to expire in 2017.

The deferred tax assets relating to the net operating loss carry forward has been fully reserved as of December 31, 2005.

(17)	Related-Party Transactions:

On January 21, 2005, the Company borrowed $125,000 from its Chief Financial Officer, Wayne Bailey.

During the month of December 2005, the Company entered in to financing agreement with Eclipse Holding Company, which is 50% owned by the Company’s Chief Executive Officer, Michael Barron. The Company entered into an agreement to borrow a total of $750,000 in the form of a note payable, with an interest of 10% per annum. At December 31, 2005, the outstanding balance on this note was $642,846. The agreement calls for the issuance of common stock warrants. As of December 31, 2005 the Company issued 7,500,000 shares.

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

On May 5, 2006, the Company rescinded its acquisition agreement with PGNF. On February 7, 2006 the Company and PGNF entered into an acquisition agreement, whereby PGNF and the Company acquired all of the common stock of SHL for 149,558,791 shares of PGNF common stock and 79 shares of PGNF Series F Preferred Stock (convertible into 443,217,018 shares of PGNF Common Stock), valued at approximately $16,000,000. Each share of the Series F Preferred Stock automatically converts into 5,610,342 shares of PGNF common stock upon the filing of an amendment to PGNF articles, (the “Exchange”). The Exchange was never duly authorized and approved by the parties thereto, and each of the parties hereto desires to rescind the exchange. In connection with such rescission the Company transferred and assigned its shares of the PGNF capital stock and preferred stock to the PGNF shareholders and the PGNF shareholders transferred back its shares of the common stock of the Company. The Company views this rescission as nullification and accordingly has not included any operating activities related to PGNF in the Company’s consolidated financial statements.

On April 14, 2006, the Company filed Form PRE 14A, requesting a vote of its shareholders, to increase the authorized shares of the Company to 200,000,000 from 100,000,000.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Previously reported and not reported here in accordance with the Instructions to Item 304 of Regulation S-B.

On October 11, 2005, De Joya and Company the independent accountant previously engaged as the principal accountant to audit the financial statements of Consumer Direct of America (“CDA”), was dismissed. The board of directors of CDA approved the resignation of De Joya and Company and approved the decision to change accountants. During the Company’s last fiscal year and any subsequent interim period preceding the resignation of De Joya and Company, there have been no disagreements with De Joya and Company on any matters of accounting principles or practices, financial statement disclosure, or audit scope and procedure, which disagreements, if not resolved to the satisfaction of De Joya and Company, would have caused De Joya and Company make reference to the subject matter of the disagreements in connection with its report on the financial statement for such year.

On October 11, 2005, CDA engaged Chavez and Koch, CPA’s, (Chavez and Koch”), to act as the principal accountant to audit the Company’s financial statements. CDA did not consult with Chavez and Koch, CPA’s on the application of accounting principles to a specified transaction, or the type of audit opinion that might be rendered on the Company’s financial statements or any disagreements or a reportable event, during the Company’s last two fiscal years and any subsequent interim period preceding the dismissal of De Joya and Company.

On May 5, 2006, Chavez and Koch, CPA's ("Chavez and Koch"), the independent accountant previously engaged as the principal accountant to audit the financial statements of Consumer Direct of America ("CDA"), resigned.  The board of directors of CDA approved the resignation of Chavez and Koch and approved the decision to change accountants.

On May 8, 2006 CDA engaged Pollard-Kelley Auditing Services Inc. to act as the principal accountant to audit CDA's financial statements.  CDA did not consult with Pollard-Kelley Auditing Services Inc. on the application of accounting principles to a specified transaction, or the type of audit opinion that might be rendered on CDA's financial statements or any disagreements or a reportable event, during CDA's last two fiscal years and any subsequent interim period preceding the resignation of Chavez and Koch .

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

Item 10.	Executive Compensation.

SUMMARY COMPENSATION TABLE

	ANNUAL COMPENSATION				LONG TERM OMPENSATION AWARDS		Payouts
NAME AND PRINCIPAL POSITION	SALARY		BONUS	OTHER ANNUAL COMPENSATION	Restricted Stock Awards ($)	Securities Underlying Options SARS (#)	LTIP Pay-outs ($)	All Other Compensation
Michael A. Barron, President and Chief Executive Officer	2003 2004 2005	$180,000 $180,000 $180,000	$--	$--	$160,000	--
Wayne Bailey, Chief Operating Officer and Director, resigned 10/01/2005.	2003 2004 2005	$180,000 $180,000 $135,000	$--	$--	$--	--
Lee Shorey, Chief Operating Officer and Director	2005	$24,000	$--	$--	$--	--
Joseph Cosio-Barron, Vice President and General Counsel	2003 2004 2005	$120,000 $120,000 $165,000	$--	$--	$160,000	--

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

On May 5, 2006, the Company rescinded its acquisition agreement with PGNF. On February 7, 2006 the Company and PGNF entered into an acquisition agreement, whereby PGNF and the Company acquired all of the common stock of SHL for 149,558,791 shares of PGNF common stock and 79 shares of PGNF Series F Preferred Stock (convertible into 443,217,018 shares of PGNF Common Stock), valued at approximately $16,000,000. Each share of the Series F Preferred Stock automatically converts into 5,610,342 shares of PGNF common stock upon the filing of an amendment to PGNF articles, (the “Exchange”). The Exchange was never duly authorized and approved by the parties thereto, and each of the parties hereto desires to rescind the exchange. In connection with such rescission the Company transferred and assigned its shares of the PGNF capital stock and preferred stock to the PGNF shareholders and the PGNF shareholders transferred back its shares of the common stock of the Company. The Company views this rescission as nullification and accordingly has not included any operating activities related to PGNF in the Company’s consolidated financial statements.

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

On January 21, 2005, the Company borrowed $125,000 from its Chief Financial Officer, Wayne Bailey.

During the month of December 2005, the Company entered in to financing agreement with Eclipse Holding Company, which is 50% owned by the Company’s Chief Executive Officer, Michael Barron. The Company entered into an agreement to borrow a total of $750,000 in the form of a note payable, with an interest of 10% per annum. At December 31, 2005, the outstanding balance on this note was $642,846. The agreement calls for the issuance of common stock warrants. As of December 31, 2005 the Company issued 7,500,000 shares.

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

Item 13.	Exhibits.

EXHIBIT NO.	TITLE
2.1	Share Exchange Agreement by Paragon Financial Corporation and Shearson Home Loans, dated February 13, 2006 (14)
2.3	Purchase of Common Stock Agreement between the Registrant and Crusader Capital Partners, LLC, dated August 1, 2005. (16)
3.1	Articles of Incorporation of the Registrant (1)
3.2	Amendment to Articles of Incorporation of the Registrant *
3.3	Amendment to Articles of Incorporation of the Registrant *
2.3	Purchase and Sale of Capital Stock Agreement between the Registrant and Ocean West Holding Corporation, dated July 15, 2004. (4)
3.4	Bylaws of the Registrant (1)
4.3	Stock Subscription Agreement between the Registrant and Ocean West Corporation, dated July 1, 2004. (5)
4.4	Stock Subscription Agreement between the Registrant and Ocean West Corporation, dated August 1, 2004. (6)
4.5	Stock Subscription Agreement between the Registrant and Ocean West Corporation, dated September 1, 2004. (7)
4.6	Stock Subscription Cancellation Agreement between Registrant on Ocean West Holding Corporation, dated September 28, 2004, (12)
4.7	Stock Subscription Agreement between the Registrant and Ocean West Enterprise, dated September 28, 2004, (12)
5.0	Convertible Promissory Note between the Registrant and Club Vista Holdings Inc., dated July 31, 2004. (8)
5.1	Credit Facility Agreement Note between the Registrant and Club Vista Holdings Inc., dated September 21, 2004. (9)
5.2	Joint Venture Agreement between the Registrant and Club Vista Holdings Inc., dated September 14, 2004. (10)
5.3	Opinion of counsel for 2006 Compensation Plan, dated January 3, 2006 (15)
10.1	Common Stock Purchase Agreement dated February 20, 2002 between the Registrant and Consumer Capital Holdings, Inc. (2)
10.2	Consulting Agreement between the Company and Caitlin Enterprises dated April 21, 2003. *
10.3	Employment Agreement between the Registrant and Michael A. Barron dated June 15, 2002.*
10.4	Employment Agreement between the Registrant and Paul Grady dated June 15, 2002*
10.5	Employment Agreement between the Registrant and Joseph A. Cosio-Barron dated June 15, 2002.*
10.6	Employment Agreement between the Registrant and Michael F. Accardi dated June 15, 2002.*
10.7	Employment Agreement between the Registrant and Terry Vickery dated June 15, 2002.*
10.8	Employment Agreement between the Registrant and Wayne Bailey dated November 1, 2002.*
10.9	The Registrant’s 2002 Stock Incentive Plan (3)

EXHIBIT NO.	TITLE

10.10	Form of Series A Common Stock Purchase Warrant.*
10.11	Form of Series B Common Stock Purchase Warrant.*
10.12	Form of Series C Common Stock Purchase Warrant.*
10.13	Form of Series D Common Stock Purchase Warrant.*
10.14	Lease Agreement between the Registrant and Sandpost LLC dated July 1, 2002.*
10.15	Sublease Agreement between Consumer Direct, Inc. and TKV Investments dated April 15, 2001.*
10.16	Office space sublease between the Registrant and Keane, Inc. dated August 5, 2002.*
10.17	Rescission and Settlement Agreement dated October 1, 2004, (13)
10.18	Promissory Note dated October 25, 2004, (13)
10.19	2006 Stock Compensation Plan, dated January 3, 2006 (15)
10.2	2005 Stock Compensation Plan, dated June 13, 2005. (17)
16.2	Letter from Chavez and Koch, CPA’s, dated February 8, 2005 (11)
23.1	Consent of Company’s Auditors in regard to Form S-8, dated January 3, 2006
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes

*to be filed by amendment

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form 10-SB dated May 8, 2001 and filed with the SEC on May 11, 2001.

(2)	Incorporated by reference to the exhibits to Registrant’s Report on Form 8-K dated March 4, 2002 and filed with the SEC on March 6, 2002.

(3)	Incorporated by reference to the exhibit to the Registrant’s Registration Statement on Form S-8 dated November 22, 2002 and filed with the SEC on November 23, 2001

(4)	Previously filed as an exhibit to Form 8-K, dated August 3, 2004

(5-10)	Previously filed as an exhibit to Form 10QSB for the period ended September 30, 2004.

(11)	Previously filed as an exhibit to Form 8-K, dated February 8, 2005.

(12)	Previously filed as an exhibit to Form 10QSB, for the period ended September 30, 2004

(13)	Previously filed as an exhibit to Form 10KSB, for the period ended December 31, 2004, dated April 15, 2005.

(14)	Previously filed as an exhibit to Form 8-K, dated February 13, 2006.

(15)	Previously filed as an exhibit to Form S-8, dated January 3, 2006.

(16)	Previously filed as an exhibit to Form 8-K, dated August 1, 2005.

(17)	Previously filed as an exhibit to Form S-8, dated June 13, 2005.

Item 14.	Principal Accountant Fees and Services.

The Company retained Pollard Kelley Auditing Services Inc .as the Company's independent auditor and to examine the financial statements of the Company for the fiscal year ended December 31, 2005. Pollard Kelley Auditing Services Inc performed the services listed below and was paid the fees listed below for the fiscal year ended December 31, 2005. De Joya and Company was the Company’s independent auditor and examined the financial statements of the Company for fiscal year ended December 31, 2004.

Audit Fees

Pollard Kelley Auditing Services Inc. expects aggregate fees of approximately $20,000 for the fiscal year ended December 31, 2005 and De Joya and Company was paid approximately $90,000 for the fiscal year ended December 31, 2004, for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB prior to their dismissal on October 11, 2005.

Audit Related Fees

Pollard Kelley Auditing Services Inc. and De Joya and Company and were not paid additional fees for either of the fiscal years ended December 31, 2005 or December 31, 2004 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Pollard Kelley Auditing Services Inc .estimates fees in the amount of $0 for the fiscal year ended December 31, 2005 for professional services rendered for tax compliance, tax advice and tax planning. De Joya and Company was paid fees in the amount of approximately $0 for the fiscal year ended December 31, 2004 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Pollard Kelley Auditing Services Inc. were not paid any other fees for professional services during the fiscal years ended December 31, 2005. De Joya and Company were not paid any other fees for professional services during the fiscal years ended December 31, 2004 and until their resignation on October 11, 2005.

Audit Committee

The Company does not have an audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consumer Direct of America

By:	/s/ Michael A. Barron	May 22, 2006
Michael A. Barron, President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Lee Shorey	May 22, 2006
Lee Shorey, Chief Financial Officer, Director
(Principal Financial Officer)