Form 10QSB
period 2006-03-31
CONSUMER DIRECT OF AMERICA
filed 2006-05-22
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2006

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

96,198,027 shares of Common Stock outstanding as of April 7, 2006

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No *

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-QSB, or any amendment to this Form 10-QSB

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes * No ☒

PART 1 - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSUMER DIRECT OF AMERICA
CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (unaudited)	December 31, 2006 (audited)
Assets
Current assets:
Cash and cash equivalents	$8,417	$21,401
Loans available for sale	--	831,200
Accounts receivable and receivables from loans sold, net	120,175	107,321
Prepaid and other current assets	108,495	433,281
Total current assets	237,086	1,393,203
Property and equipment, net	1,510,895	1,664,571

Other assets:
Goodwill	1,372,916	1,372,916
Other assets, net	--	--
Total other assets	1,372,916	1,372,916
Total assets	$3,120,897	$4,430,690

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,269,052	$1,690,101
Bridge notes payable	5,869,682	5,869,682
Interest payable	130,352	140,794
Notes payable	735,183	333,173
Notes payable - related party	808,396	767,846
Line of credit	2,668,216	3,497,073
Total current liabilities	11,480,880	12,298,669

Long-term liabilities:
Notes payable - stockholders, less current maturities	--	--
Total long- term liabilities	--	--
Total liabilities	11,480,880	12,298,669

Stockholders' equity (deficit):

Common stock, $0.001 par value, 100,000,000 shares authorized, 96,198,027 and 37,544,108 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	96,198	37,544

Preferred Stock, $0.01 par value, 15,000,000 shares authorized, -0- shares issued and outstanding at March 31, 2005 and December 30, 2004, respectively	--	--

Additional paid-in capital - Common stock	23,233,440	20,926,149
Treasury stock	--	--
Accumulated deficit	(31,689,622)	(28,831,673)
Total stockholders' (deficit)	(8,359,983)	(7,867,979)
Total liabilities and stockholders' (deficit)	$3,120,897	$4,430,690

The accompanying notes are an integral part of these financial statements

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	March 31, 2006	March 31, 2005
Revenues
Loan origination and sale of mortgage loans	$191,444	$1,208,549
Marketing revenues and commissions	--	165,540
Rental income	--	3,395
Total revenue	191,444	1,377,483

Expenses
Selling, general and administrative	2,869,341	3,266,035
Depreciation expense	153,676	188,734
Total expenses	3,023,017	3,454,769

Loss from operations	(2,831,573)	(2,077,286)

Other (expense) income
Interest expense	(26,375)	(25,293)
Debt discount expense	--	(1,244,616)
Other income	--	--
Total other (expense) income	(26,375)	(1,269,909)

Loss before minority shareholder interest	(2,857,948)	(3,308,160)

Loss applicable to minority shareholder interest	--	(39,034)

Net loss	(2,857,948)	(3,347,194)

Dividends on preferred shares	--	(36,318)

Net loss applicable to common shareholders	$(2,857,948)	$(3,383,512)

Net loss per share, basic and diluted	$(0.13)	$(0.36)

Net loss per common share, applicable to common shareholders, basic and diluted	$(0.13)	$(0.36)

Weighted average number of common shares outstanding, basic and diluted	49,373,033	9,410,000

The accompanying notes are an integral part of these financial statements

CONSUMER DIRECT OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Cash flows from operating activities:
Net (loss)	$(2,857,948)	$(3,308,160)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation	153,676	188,734
Stock based expenses	2,307,290	676,519
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(12,854)	96,782
(Increase) decrease in mortgage loans held for sale	831,200	7,865,635
(Increase) decrease in prepaid expenses	324,786	69,573
(Increase) decrease in other assets	--	1,246,224
Increase (decrease) in accounts payable and accrued expenses	(431,491)	213,557
(Increase) decrease in minority shareholder interest	--	(39,031)

Net cash provided by operating activities	314,660	7,009,833

Cash flows from investing activities:

Purchase of fixed assets	--	(9,931)

Net cash used in investing activities	--	(9,931)

Cash flows from financing activities:
Net repayments on lines of credit	(828,857)	(6,852,893)
Proceeds from related notes payable	40,550	250,000
Proceeds from notes payable	402,010	--
Payments of notes payable	(117,243)	(117,243)
Issuance of common stock	58,654	--
Dividends paid on preferred shares of subsidiary	--	(36,318)
Net cash used for financing activities	(327,644)	(6,756,454)

Net increase (decrease) in cash and cash equivalents	(12,984)	243,448

Cash and cash equivalents, beginning of period	21,401	198,141

Cash and cash equivalents, end of period	$8,417	$441,589

Supplemental disclosure of cash flow information

Interest paid	$--	$67,930

The accompanying notes are an integral part of these financial statements

CONSUMER DIRECT OF AMERICA
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2006

(1)	Basis of Presentation:

The unaudited financial statements as of March 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2005 audited financial statements and notes thereto.

Since inception through March 31, 2006, the Company has suffered recurring losses from operations of approximately $31,689,622.  Although a substantial portion of the Company’s cumulative net loss is attributable to non-cash operating expenses, management believes that it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

(2)	Principles of Consolidation:

The consolidated financial statements include the accounts of Consumer Direct and its subsidiary Shearson Home Loans. All significant inter-company accounts and transactions have been eliminated.

(3)	Interim Period:

These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the past fiscal year ended December 31, 2005, included in the Company’s Annual Report on Form 10-KSB/A.

Earnings per share have been calculated based upon the weighted average number of common shares outstanding during both reporting periods.

(4)	Stock Issued for Services:

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter party’s performance is complete or the date on which it is probable that performance will occur. For the quarter ended March 31, 2006, the amounts that have been charged against income for those services were approximately $2,307,290.

(5)	Related-Party Transactions:

On January 21, 2005, the Company borrowed $125,000 from its Chief Financial Officer, Wayne Bailey.

CONSUMER DIRECT OF AMERICA
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2006

During the month of December 2005, the Company entered in to financing agreement with Eclipse Holding Company, which is 50% owned by the Company’s Chief Executive Officer, Michael Barron. The Company entered into an agreement to borrow a total of $750,000 in the form of a note payable, with an interest of 10% per annum. At December 31, 2005, the outstanding balance on this note was $683,396. The agreement calls for the issuance of common stock warrants. As of March 31, 2006 the Company issued 22,469,999 shares.

(6)	Subsequent Event:

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

Overview

Consumer Direct of America (The "Company") is a direct-to-consumer mortgage broker and banker with revenues derived primarily from origination commissions earned on the closing of first and second mortgages on single-family residences ("mortgage loans" and "home equity loans"). The Company currently employs 102 people, 85 of which are residential mortgage and/or real estate brokerage professionals. The Company has acquired and intends to acquire other businesses in the direct-to consumer mortgage brokerage business and may acquire other businesses that are outside the direct-to-consumer mortgage brokerage business. The Company believes it has the infrastructure, systems, direct marketing call center support and operational management necessary to properly integrate more acquisitions in order to establish and support a national network.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

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

Net revenues from origination and/or sale of loans decreased 86.1% or $1.2 million, to $191,444 for the quarter ended March 31, 2006 from $1.4 million for the quarter ended March 31, 2005. The decrease in revenues can be attributed to the sale of Ocean West.

Total operating expenses decreased $474,154 or 14.5% to $2.8 million for the quarter ended March 31, 2006 from $3.3 million for the quarter ended March 31, 2005. The decrease is related to expenses relating to Ocean West and an increase in professional fees.

We had a net loss of $2.9 million for the quarter ended March 31, 2006 compared to net loss of $3.4 million for the same quarter of 2005. The decrease in the loss for the March 31, 2006 quarter was due the sale of Ocean West and the Company restructuring its operations by eliminating certain overhead costs.

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

Our ability to finance and purchase mortgage loans depends on our ability to secure warehouse lines of credit with acceptable terms. Currently, we fund loans through warehouse lines of credit with Bank of Arizona through our subsidiary, Shearson Home Loans and a Private Line with Club Vista. Shearson Home Loans, formerly Consumer Direct Lending, entered into a Mortgage Loan and Purchase Agreement with Bank of Arizona for $10,000,000. The facility is collateralized by the related mortgage loans receivable. Interest is due monthly at the bank reference rate plus an established percentage, varying from prime plus 1 to 1.5%. Each loan carries a fee of approximately $100 to $175 per loan. There are restrictive covenants relating to tangible net worth of not less than $250,000 and a debt to equity ratio no greater than 20:1, the Company is in compliance with the covenants as the equity of Shearson Home Loans is approximately $3.1 million. As of March 31, 2006 the outstanding balance with Bank of Arizona and the private line was $2.7 million. The lending limit on the line of credit through Bank of Arizona and the private line is $10 million and $5 million, respectively.

Historically we have funded operations through a combination of borrowings and issuance of stock. We currently intend to retain our earnings for the foreseeable future to help increase our liquidity.  Management continues to explore investment alternatives to aid in its liquidity, but there can be no reliance made on such.

Management currently believes that cash flows from operations should be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2006 however, if they are not, management will seek equity funding from the public capital markets , so long as there are no material adverse changes to the terms or availability of our warehouse lines of credit, we believe we can meet our liquidity and capital needs at current production levels at least through fiscal 2006. However we are currently exploring possible liquidity sources either through additional borrowings or potential capital partners to enable us to increase our loan production and expansion. Future offerings are probable in order to fund the acquisition growth by the Company. The Company anticipates raising equity capital in the amount of $2 million during 2006 in order to fund the integration of this growth. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any equity financing could result in dilution to existing stockholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows

During the first three months of fiscal 2006 and 2005 we had net cash provided by operating activities of 314,660 and $7.0 million, respectively. The primary sources of net cash provided by was a decrease in receivables from loan sold, mortgage loans held for sale, decrease in accounts payable, stock based expenses of $2.3 million, for the month period ending March 31, 2006. The primary sources of net cash provided by was a decrease in receivables from loan sold, mortgage loans held for sale, decrease in other current assets and an increase in accounts payable and stock based expenses of $188,734, for the month period ending March 31, 2005 offset by the net loss for the period. As investors purchase loans, the amounts advanced for such loans through the warehouse lines of credit are paid. At that time, the receivables are cleared and the cash deposited in our operating account. These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.

Net cash used for investing activities during the first three months of fiscal 2006 and 2005 was $0 and $9,931, which was attributable to the purchase of property and equipment.

Net cash used for financing activities for the three months ended March 31, 2006 was $327,644. This consisted primarily of net payments under the warehouse lines of credit of $828,857, proceeds of notes payable related party of $40,550, proceeds of notes payable of $402,010, as well as issuance of common stock of $58,654. Net cash used for financing activities for the three months ended March 31, 2005 was $6.8 million This consisted primarily of net payments under the warehouse lines of credit of $6.8 million, proceeds of notes payable related party of $250,000, payments of notes payable of $117,243, as well as dividends paid of $36,318.

At 2005, the Company has net operating loss carryforwards (“NOLs”) of approximately $10,929,765, expiring in various years through 2017.

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

On May 8, 2006, the Company filed a Form 8-K, announcing the resignation of its independent auditor and the engagement of its new independent auditor Pollard Kelley Auditing Services Inc. There have been no disagreements on any accounting principles or practices.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER DIRECT OF AMERICA

Date: May 22, 2006
	By:	/s/ Michael A. Barron
Michael A. Barron
Chief Executive Officer

Date: May 22, 2006
	By:	/s/ Lee Shorey
Lee Shorey
Chief Financial Officer (Principal Accounting Officer)