Form 10QSB
period 2006-06-30
SHEARSON FINANCIAL NETWORK INC
filed 2006-08-21
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2006

000-32745
Commission File Number

SHEARSON FINANCIAL NETWORK, INC.

(Exact name of Registrant as Specified in its Charter)

Nevada	88-0471353

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6330 South Sandhill Rd.
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

99,598,027 shares of Common Stock outstanding as of June 30, 2006

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

SHEARSON FINANCIAL NETWORK, INC.
FORM 10-QSB
June 30, 2006

PART 1 - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (unaudited)	December 31, 2005 (audited)

Assets
Current assets:
Cash and cash equivalents	$1,850,200	$21,401
Loans available for sale	16,817,692	831,200
Loans held for investment	200,000	--
Accounts receivable	5,664,791	107,321
Prepaid and other current assets	2,604,561	433,281
Total current assets	27,137,244	1,393,203

Property and equipment, net	1,748,390	1,664,571

Other assets:
Goodwill	40,946,707	1,372,916
Other assets, net	167,717	--
Total other assets	41,114,424	1,372,916
Total assets	$70,000,058	$4,430,690

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,768,447	$1,690,101
Bridge notes payable	869,682	5,869,682
Stock subscription payable	5,560,000	--
Interest payable	145,531	140,794
Notes payable	910,183	333,173
Notes payable acquisition	1,490,000	--
Notes payable - related party	808,396	767,846
Line of credit	21,002,229	3,497,073
Total current liabilities	32,554,467	12,298,669

Long-term liabilities:
Notes payable - acquisition, less current maturities	850,000	--
Total long- term liabilities	850,000	--
Total liabilities	33,404,467	12,298,669

Stockholders' equity (deficit):

Common stock, $0.001 par value, 500,000,000 shares authorized, 98,598,027 and 37,544,108 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	99,598	37,544

Preferred Stock, $0.01 par value, $400.00 stated value,15,000,000 shares authorized,100,000 shares issued and outstanding at June 30, 2006 and December 30, 2005, respectively	40,000,000	--
Additional paid-in capital - Common stock	23,350,403	20,926,149
Accumulated deficit	(26,854,411)	(28,831,673)
Total stockholders' equity (deficit)	36,595,591	(7,867,979)
Total liabilities and stockholders' (deficit)	$70,000,058	$4,430,690

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Revenues
Loan origination and sale of mortgage loans	$2,094,370	$1,710,960	$2,285,589	$3,428,002
Marketing revenues and commissions	--	126,535	--	292,075
Rental income	--	3,610	--	7,005
Data revenue	1,988,271	--	1,988,271	--
Total revenue	4,082,641	1,841,105	4,273,860	3,727,082

Cost of sales	940,201	1,047,419	1,017,436	1,982,826

Gross profit	3,142,440	793,685	3,256,424	1,744,256

Expenses
Salary, wages and payroll taxes	2,169,686	656,459	3,325,044	1,248,508
Selling, general and administrative	814,151	1,140,209	953,600	2,491,004
Professional fees	415,426	(199,502)	1,777,418	696,773
Depreciation expense	156,598	188,734	310,274	377,468
Total expenses	3,555,861	1,785,900	6,366,336	4,813,753

Loss from operations	(413,421)	(992,215)	(3,109,912)	(3,069,497)

Other (expense) income
Interest income	99,629	--	99,629
Interest expense	(141,835)	(28,875)	(162,455)	(54,168)
Debt discount expense	--	(1,244,616)	--	(2,489,232)
Forgiveness of debt	5,150,000	--	5,150,000	--
Total other (expense) income	5,107,794	(1,273,491)	5,087,174	(2,543,400)

Income (loss) before minority shareholder interest	4,694,373	(2,265,706)	1,977,262	(5,612,898)

Income (loss) applicable to minority shareholder interest	--	16,149	--	55,183

Net income (loss)	4,694,373	(2,249,557)	1,977,262	(5,557,715)

Dividends on preferred shares	--	(33,163)	--	(69,481)
Net income (loss) applicable to common shareholders	$4,694,373	$(2,282,720)	$1,977,262	$(5,627,196)
Net income (loss) per share, basic and diluted	$0.05	$(0.22)	$0.03	$(0.55)
Net loss per common share, applicable to common shareholders, basic and diluted	$0.05	$(0.22)	$0.03	$(0.55)
Weighted average number of common shares outstanding, basic and diluted	97,954,694	10,233,670	62,012,424	10,233,670

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Cash flows from operating activities:
Net income (loss)	$1,977,262	$(5,612,898)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation	310,274	377,468
Stock based expenses	2,486,145	268,568
Forgiveness of debt	5,150,000
Debt discount	--	2,489,232

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,557,470)	168,087
(Increase) decrease in mortgage loans held for sale	(15,986,492)	7,192,573
(Increase) decrease in loans held for investment	(200,000)	--
(Increase) decrease in prepaid expenses	(2,171,280)	--125,165
(Increase) decrease in goodwill	(39,573,791)	--
(Increase) decrease in other assets	(167,717)	3,216
Increase (decrease) in accounts payable and accrued expenses	78,346	376,867
Increase (decrease) in stock payable	5,560,000	82,150
Increase (decrease) in interest payable	4,737	--
(Increase) decrease in minority shareholder interest	--	(55,180)
Net cash (used for) provided by operating activities	(58,389,986)	5,415,248

Cash flows from investing activities:
Purchase of fixed assets	(394,093)	(13,219)
Net cash used in investing activities	(394,093)	(13,219)

Cash flows from financing activities:
Net advances on lines of credit	17,505,156	(5,496,188)
Proceeds from related notes payable	40,550	250,000
Proceeds from notes payable	902,010	94,767
Payments of notes payable	(175,000)	--
Proceeds of notes payable related from acquisitions	1,490,000	--
Proceeds of notes payable related from acquisitions, long term	850,000	--
Issuance of preferred stock	40,000,000	--
Issuance of common stock	162	--
Dividends paid on preferred shares of subsidiary	--	(69,481)
Net cash provided by (used for) financing activities	60,612,878	(5,220,902)

Net increase (decrease) in cash and cash equivalents	1,828,799	194,396

Cash and cash equivalents, beginning of period	21,401	198,141

Cash and cash equivalents, end of period	$1,850,200	$392,487

Supplemental disclosure of cash flow information
Interest paid	$--	$--

SHEARSON FINANCIAL NETWORK, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2005 AND THE SIX MONTHS ENDED JUNE 30, 2006

	Common Stock		Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance December 31, 2005	37,544,108	$37,544	--	$--	$20,926,149	$(28,831,673)	$(7,867,979)
Stock issued for services	28,800,000	28,800			1,123,700		1,152,500
Stock issued for debt	150,000	150			5,850		6,000
Stock issued for deferred compensation	22,431,120	22,431			884,814		907,245
Stock issued for AP settlement	10,510,000	10,510			409,890		420,400
Stock issued for acquisition			100,000	40,000,000			40,000,000
Stock issuance	162,799	163					163
Net loss	--	--	--	--	--	1,977,262	1,977,262
Balance June 30, 2006	99,598,027	$99,598	100,000	$40,000,000	$23,350,403	$(26,854,411)	$36,595,591

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

(1)	Basis of Presentation:

The unaudited financial statements as of June 30, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2005 audited financial statements and notes thereto.

Since inception through June 30, 2006, the Company has suffered recurring losses from operations of approximately $26,854,411.  A substantial portion of the Company’s cumulative net loss is attributable to non-cash operating expenses and the Company is showing a net profit for the quarter ended June 30, 2006, however until the Company can sustain its profitability, a substantial doubt exists about the Company’s ability to continue as a going concern.

(2)	Principles of Consolidation:

The consolidated financial statements include the accounts of Shearson Financial Network, Real Properties Technologies and its subsidiary Shearson Home Loans. All significant inter-company accounts and transactions have been eliminated.

(3)	Interim Period:

These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

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

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter party’s performance is complete or the date on which it is probable that performance will occur. For the quarter ended June 30, 2006, the amounts that have been charged against income for those services were approximately $2,486,145.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

(5)	Goodwill:

The origin of Goodwill is from the purchase of:

Las Vegas Mortgage	$1,372,916
Real Properties Technologies	34,152,757
Continental Home Loans	2,349,264
eHome Credit	3,071,771
Total	$40,946,707

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

On June 5, 2006 the Company acquired all the outstanding stock of Real Property Technologies ("RPT"), a New York corporation, for 100,000 shares of Series A-1 Convertible Preferred Stock  valued at approximately $40,000,000. The acquisition of RPT diversifies our mortgage operations and our mortgage banking capability via its extensive database of real property information.

On June 6, 2006, we agreed to acquire all of the issued and outstanding shares of common stock of Continental Home Loans Inc., a New York corporation, for shares of our Common Stock, valued at approximately $2,560,000 plus notes payable in the amount of $640,000 from the selling shareholders. The acquisition of CHL expands our mortgage operations and our mortgage banking capability.

On June 9, 2006, we agreed to acquire certain assets and defined liabilities of eHome CreditCorp. (“EHC”), a New York corporation, for 7,500 shares of Series A-1 Preferred Stock valued at approximately $3,000,000. In addition, the company will pay $ 1.7 million in cash over a twenty four month period as a structured reserve. The total value of the transaction is $ 4.7 million. The acquisition of EHC diversifies our mortgage operations and our mortgage banking capability and adds an additional $14 million per year in revenue to our mortgage group.

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

(6)	Acquisition of Assets:

On June 5, 2006, we agreed to acquire all of the issued and outstanding shares of common stock of Real Property Technologies ("RPT"), a New York corporation ("RPT"), from its shareholders ("shareholders"), pursuant to the terms and conditions of a Share Exchange Agreement (the "Exchange Agreement") among SHAREHOLDERS, RPT and us. Pursuant to the Exchange Agreement, we exchanged 100,000 shares of our Series A-1 Convertible Preferred Stock  valued at approximately $40,000,000. Each share of the Series A-1 Convertible Preferred Stock has a stated value of four hundred dollars ($400.00). The acquisition of RPT diversifies our mortgage operations and our mortgage banking capability via its extensive database of real property information.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

RPT is a leading real estate information company with headquarters in New York.  RPT reported revenues of approximately $24 million for fiscal year 2005 with pre tax profits of nearly four million dollars ($4,000,000) and has in excess of 200 employees. As part of the acquisition, certain key members of RPT's management will enter into employment agreements providing for a base compensation, plus bonuses based on future performance of the combined business. We plan to integrate RPT into Shearson Financial Network and operate RPT as a separate data network. RPT provides a steady revenue stream and profitability which the company looks to mitigate the effects of interest rate fluctuations in the mortgage lending market. The database has numerous marketing advantages for our mortgage operations.

On June 6 2006, we agreed to acquire all of the issued and outstanding shares of common stock of Continental Home Loans Inc. (“CHL”), a New York corporation (“CHL”), from its shareholders (“shareholders”), pursuant to the terms and conditions of a Share Exchange Agreement (the “Exchange Agreement”) among SHAREHOLDERS, CHL and us. Pursuant to the Exchange Agreement, we exchanged shares of our Common Stock, valued at approximately $2,560,000 plus notes payable from the selling shareholders in the amount of $640,000. The acquisition of CHL expands our mortgage operations and our mortgage banking capability.

CHL is a regional mortgage banker with headquarters in Mellville, New York, and is licensed to lend in several states including New York and California. The agreement is subject only to the approval of the New York State Banking Commission. As part of the acquisition, certain key members of CHL’s management will enter into employment agreements providing for a base compensation, plus bonuses based on future performance of the combined business. We plan to integrate CHL into our previously completed acquisition of Shearson Homes Loans and use the brand name Shearson Home Loans for all of our mortgage operations.

On June 9, 2006, we agreed to acquire certain assets and defined liabilities of eHome CreditCorp. (“EHC”), a New York corporation (“EHC”), from its shareholders (“shareholders”), pursuant to the terms and conditions of an Asset Purchase Agreement (the “Agreement”) among SHAREHOLDERS, EHC and us. Pursuant to the Agreement, we exchanged 7,500 shares of our Series A-1 Preferred Stock valued at approximately $3,000,000. Each share of the Series A-1 Preferred Stock has a stated value of four hundred dollars ($400.00). In addition, the company will pay $ 1.7 million in cash over a twenty four month period as a structured reserve. The total value of the transaction is $ 4.7 million. The acquisition of EHC diversifies our mortgage operations and our mortgage banking capability and adds an additional $14 million per year in revenue to our mortgage group.

EHC is a leading mortgage banker with headquarters in Garden City, New York, and is licensed to lend in forty (40) states with an excess of 200 employees.. As part of the acquisition, certain key members of EHC’s management will enter into employment agreements providing for a base compensation, plus bonuses based on future performance of the combined business. We plan to integrate EHC into our previously completed acquisition of Shearson Homes Loans and use the brand name Shearson Home Loans for all of our mortgage operations.

(7)	Rescission of Acquisition:

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

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

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

(8)	Forgiveness of Debt:

During the six month period ended June 30, 2006, Club Vista Holdings, Inc. elected to write off two notes totalling $5,150,000 as of December 31, 2005, resulting in the forgiveness of debt.

(9)	Preferred Stock:

The Board of Directors, by unanimous written consent, adopted a resolution providing for the issuance of up to one million (1,000,000) shares of the Corporation's Series A-1 Convertible Preferred Stock, par value $.0001 per share, which is designated "Series A-1 Convertible Preferred Shares," which have the following qualifications, limitations and restrictions of such preferences and rights:

1.	Stated Value. The stated value per Series A-1 Convertible Preferred Share is Four Hundred Dollars ($400.00) per share (the "Stated Value").

2.	Dividends. None.

3.	Voting Rights. Each share of the Series A-1 Convertible Preferred Shares shall have 10,000 votes and shall vote upon all matters as a single class with the Corporation's common stock.

4.
Conversion. Upon issuance, the Series A-1 Convertible Preferred Shares are not convertible until an amendment to the Corporation's Certificate of Incorporation is filed that increases the authorized shares of common stock. Upon filing and acceptance of the amendment pursuant to the General Corporation Law of the State of Nevada each share of Series A-1 Convertible Preferred Shares shall be converted into 10,000 shares of the Corporation's common stock.

5.
Liquidation Preference. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of Series A-1 Convertible Preferred Shares will be entitled to receive, prior and in preference to any distribution of the assets or surplus funds of the Corporation to the holders of any shares of common stock by reason of the ownership thereof, an amount equal to the fixed sum of the Stated Value per share and any accrued dividends thereof and no more (the "Preferential Amount"). Neither the merger or consolidation of the Corporation, nor the sale, lease or conveyance of all or part of its assets, shall be deemed to be a liquidation, dissolution or winding up of the affairs of the Corporation, either voluntarily or involuntarily, within the meaning of this section.

6.
Rank. All Series A-1 Convertible Preferred Shares shall rank (A), prior to the Corporation's common stock; (B) prior to any class or series of capital stock of the Corporation hereafter created, unless such class or series of capital stock specifically, by its terms, ranks senior to or pari passu with such issuance; and (C) junior to any class or series of capital stock of the Corporation hereafter created specifically ranking, by its terms,

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

(10)	Common Stock Purchase Warrants and Secured Convertible Notes:

On June 30, 2006, Shearson Financial Network, Inc. (the "Company") entered into a Securities Purchase Agreement with AJW Partners, LLC ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners, LLC ("Qualified") and New Millennium Capital Partners, II, LLC ("Millennium") for the sale of (i) $1,500,000 in secured convertible notes and (ii) warrants to purchase 30,000,000 shares of the Company's common stock. Partners, Offshore, Qualified and Millennium are collectively referred to as the "Purchasers". Gross proceeds of $500,000 were disbursed to the Company at closing.

The Purchasers are obligated to provide the Company with the funds as follows:
•	$500,000 will be disbursed within five days of filing a registration statement covering the number of shares of common stock underlying the secured convertible notes and the warrants; and
•	$500,000 will be disbursed within five days of the effectiveness of the registration statement.

The proceeds of the offering will be used for general corporate purposes and working capital.

The secured convertible notes bear interest at 6%, unless the common stock of the Company is greater than $0.025 per share for each trading day of a month, in which event no interest is payable during such month. The secured convertible notes mature three years from the date of issuance, and are convertible into the Company's common stock, at the Purchasers' option, at a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion.

The full principal amount of the secured convertible notes are due upon a default under the terms of secured convertible notes. In addition, the Company granted the Purchasers a security interest in substantially all of its assets. The Company is required to file a registration statement with the Securities and Exchange Commission within 30 days of closing, which will include 100% of the common stock underlying the secured convertible notes, and the warrants. If the registration statement is not declared effective within 165 days from the date of closing, the Company is required to pay liquidated damages to the Purchasers. In the event that the Company breaches any representation or warranty in the Securities Purchase Agreement, the Company is required to pay liquidated damages in shares or cash, at the election of the Company, in an amount equal to three percent of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

The warrants are exercisable until five years from the date of issuance at a purchase price of $0.02 per share. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market (a “Dilutive Issuance”). Upon an issuance of shares of common stock below the market price, the exercise price of the warrants will be reduced as set forth in Warrant.

In addition, the conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution of the selling stockholder's position.

The Purchasers have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

(11)	Related-Party Transactions:

On January 21, 2005, the Company borrowed $125,000 from its Chief Financial Officer, Wayne Bailey.

During the month of December 2005, the Company entered in to financing agreement with Eclipse Holding Company, which is 50% owned by the Company’s Chief Executive Officer, Michael Barron. The Company entered into an agreement to borrow a total of $750,000 in the form of a note payable, with an interest of 10% per annum. At June 30, 2006, the outstanding balance on this note was $683,396. The agreement calls for the issuance of common stock warrants. As of June 30, 2006 the Company issued 22,469,999 shares to Eclipse Holding Company.

(12)	Subsequent Event:

On July 29, 2006, Shearson Financial Network, Inc. (the "Company") entered into a Share Exchange Agreement and Plan of Reorganization Agreement (the “Agreement”) with Allstate Home Loans Inc. (“Allstate”), and the sole shareholder of all of the issued and outstanding shares of Allstate (the “Allstate Shareholder”). Pursuant to the Agreement, which closed on July 29, 2006, the Company is purchasing from the Company’s sole shareholder 850 shares of Allstate’s issued and outstanding shares of common stock. As of July 29, 2006, Allstate had 1,000 shares common stock that are issued and outstanding.

Pursuant to the Agreement, the Company is obligated to issue the Allstate Shareholder $2,000,000 worth of the Company’s common stock at a price of $0.025 per share, the closing price per shares of the Company’s common stock on July 29, 2006 and, as a result, the Company is obligated to issue the Allstate Shareholder 80,000,000 shares of its common stock.

Pursuant to the Agreement, the Company is assuming 50% of the debt owed to the Allstate Shareholder which shall be no greater than $1.25 million dollars. Pursuant to the Agreement, the Company, at its sole option, may immediately convert said debt any time after the July 29, 2006 (the “Closing”) , to three thousand (3,000) shares of Series A-1 Convertible Preferred Stock of the Company with a value of $400.00 per share. Said shares shall have a liquidation preference such that upon the investment funding by Barron Partners (or another such investment company in an amount in excess of ten million dollars) into the Company, holder may require the Company to liquidate the Series A-1 Convertible Preferred Stock into $1.25 million dollars in cash from the proceeds from said funding. In the event the Company does not secure an investment by Barron Partners (or another such investment company) within six months from the Closing , then the holders will have the right to convert the Series A-1 Convertible Preferred Shares into common stock at the conversion price of $0.025 per share for a total of 48 million shares. The Company will use its best efforts to cause a registration statement to be filed pursuant to the conversion of the shares into common stock.

(13)	Business Consolidation:

For reporting purposes the Company has the following; Shearson Financial, Real Properties Technologies and Shearson Home Loans, which consolidated represents Shearson Financial Network, Inc.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

(13)	Business Consolidation (continued)

	Shearson Financial Network, Inc. Balance Sheet as of June 30, 2006
	Shearson Financial Network	Real Properties Technologies	Shearson Home Loans	Eliminations	Consolidated
Assets:
Cash	$3,769	$1,018,596	$827,834		$1,850,200
Loans available for sale	--	164,814	16,652,879		16,817,692
Loans held for investment	--		200,000		200,000
Accounts receivable	46,235	4,743,720	874,836		5,664,791
Due to/from subsidiary	--		3,988,317	(3,988,317)	--
Other current assets	81,693	470,637	2,052,231		2,604,561
Total current assets	131,697	6,397,767	24,596,097		27,137,244
Property and equipment, net	1,357,219	94,712	296,459		1,748,390
Other Assets:
Goodwill	1,372,916	34,152,757	5,421,035		40,946,707
Other assets	25,701	100,000	42,016		167,717
Total other assets	1,398,616	34,252,757	5,463,051		41,114,424
Total Assets	$2,887,532	$40,745,236	$30,355,607		$70,000,058

Liabilities:
Accounts payable and accrued expenses	$905,082	$189,106	$674,258		$1,768,447
Due to from subsidiary	3,988,317	--	--	(3,988,317)	--
Stock subscription payable		--	5,560,000		5,560,000
Notes payable	1,779,865	--	850,000		2,629,865
Notes payable related party	808,396	--	640,000		1,448,396
Accrued interest payable	72,010	--	73,521		145,531
Line of credit	2,668,216	750,000	17,584,013		21,002,229
Total current liabilities	10,221,885	939,106	25,381,792		32,554,467

Long term debt, net of current portion	--	--	850,000		850,000

Total Liabilities	$10,221,885	$939,106	26,231,792		$33,404,467

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

(13)	Business Consolidation (continued)

	Shearson Financial Network, Inc. Balance Sheet as of June 30, 2006
	Shearson Financial Network	Real Properties Technologies	Shearson Home Loans	Eliminations	Consolidated
Stockholders’ equity:
Common stock	$99,598	$--	$--		$99,598
Preferred stock		40,000,000	--		40,000,000
Additional paid in capital	23,350,403	--	--		23,350,403
Accumulated earnings (deficit)	(30,784,355)	(193,870)	4,123,815		(26,854,411)
Total stockholders’ equity	(7,334,354)	39,806,130	4,123,815		36,595,591

Total liabilities and stockholders’ equity	$2,887,532	$40,745,236	$30,355,607		$70,000,058

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

(13)	Business Consolidation (continued)

	Statement of Operations For the Six Months Ended June 30, 2006
	Shearson Financial Network	Real Properties Technologies	Shearson Home Loans	Consolidated
Revenues:
Loan originations	$(225)	$--	$2,285,814	$2,285,589
Data revenue	--	1,988,271	--	1,988,271
Total revenue	(225)	1,988,271	2,285,814	4,273,860

Cost of sales	1,617	258,344	757,475	1,017,436

Gross profit	(1,842)	1,729,927	1,528,339	3,256,424

Expenses:
Salary, wages and payroll taxes	1,089,941	1,609,627	625,475	3,325,044
Selling, general and administrative	106,695	273,536	573,369	953,600
Professional fees	1,725,025	40,634	11,759	1,777,418
Depreciation expenses	307,352	--	2,922	310,274
Total expenses	3,229,013	1,923,797	1,213,525	6,366,336

Loss from operations	(3,230,855)	(193,870)	314,814	(3,109,912)

Other (expense) income:
Interest income		--	99,629	99,629
Interest expense	(88,933)	--	(73,522)	(162,455)
Forgiveness of debt	5,150,000	--	--	5,150,000
Total other (expense) income	5,061,067	--	26,107	5,087,174

Net income (loss)	$1,830,212	$(193,870)	$340,921	$1,977,262

(14)	Proforma Consolidated Financial Statements:

The six months of proforma consolidated operations is represented by the following:

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

(14)	Proforma Business Consolidation (continued)

	Shearson Financial Network, Inc. PROFORMA Balance Sheet as of June 30, 2006
	Shearson Financial Network	Real Properties Technologies	Shearson Home Loans	Eliminations	Consolidated
Assets:
Cash	$3,769	$1,018,596	$828,129		$1,850,495
Loans available for sale	--	164,814	16,652,879		16,817,692
Loans held for investment	--		200,000		200,000
Accounts receivable	46,235	4,743,720	874,836		5,664,791
Due to/from subsidiary	--		3,988,317	(3,988,317)	--
Other current assets	81,693	470,637	2,052,231		2,604,561
Total current assets	131,697	6,397,767	24,596,392		27,137,539
Property and equipment, net	1,357,219	94,712	296,459		1,748,390
Other Assets:

Goodwill	1,372,916	35,260,483	6,870,341		43,503,739
Other assets	25,701	100,000	42,016		167,717
Total other assets	1,398,616	35,360,483	6,912,357		43,671,456
Total Assets	$2,887,532	$41,852,962	$31,805,208		$72,557,385

Liabilities:
Accounts payable and accrued expenses	$905,082	$189,106	$674,257		$1,768,447
Due to from subsidiary	3,988,317	--	--	(3,988,317)	--
Stock subscription payable		--	5,560,000		5,560,000
Notes payable	1,779,865	--	850,000		2,629,865
Notes payable related party	808,396	--	640,000		1,448,396
Accrued interest payable	72,010	--	73,521		145,531
Line of credit	2,668,216	750,000	17,584,013		21,002,229
Total current liabilities	10,221,885	939,106	25,381,791		32,554,467

Long term debt, net of current portion	--	--	850,000		850,000

Total Liabilities	$10,221,885	$939,106	26,231,791		$33,404,467

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

(14)	Proforma Business Consolidation (continued)

	Shearson Financial Network, Inc. Balance Sheet as of June 30, 2006
	Shearson Financial Network	Real Properties Technologies	Shearson Home Loans	Eliminations	Consolidated
Stockholders’ equity:
Common stock	$99,598	$--	$--		$99,598
Preferred stock	--	40,000,000	--		40,000,000
Additional paid in capital	23,350,403	--	--		23,350,403
Accumulated earnings (deficit)	(30,784,355)	913,855	5,573,417		(24,297,083)
Total stockholders’ equity	(7,334,354)	40,913,855	5,573,417		39,152,918

Total liabilities and stockholders’ equity	$2,887,532	$41,852,961	$31,805,208		$72,557,385

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

(14)	Proforma Business Consolidation (continued)

	PROFORMA Statement of Operations For the Six Months Ended June 30, 2006
	Shearson Financial Network	Real Properties Technologies	Shearson Home Loans	Consolidated
Revenues:
Loan originations	$(225)	$--	$10,212,331	$10,212,106
Data revenue	--	11,346,895	46,757	11,393,652
Total revenue	(225)	11,346,895	10,259,088	21,605,758

Cost of sales	1,617	1,378,236	4,032,449	5,412,302

Gross profit	(1,842)	9,968,659	6,226,639	16,193,456

Expenses:
Salary, wages and payroll taxes	1,089,941	7,049,819	1,875,315	10,015,074
Selling, general and administrative	106,695	1,746,433	2,182,384	4,035,512
Professional fees	1,725,025	258,552	41,220	2,024,797
Depreciation expenses	307,352	--	17,428	324,780
Total expenses	3,229,013	9,054,804	4,116,347	16,400,164

(Loss) income from operations	(3,230,855)	913,855	2,110,292	(206,708)

Other (expense) income:
Interest expense	(88,933)	--	(319,769)	(408,702)
Forgiveness of debt	5,150,000	--	--	5,150,000
Total other income (expense)	5,061,067	--	(319,769)	4,741,298

Net income	$1,830,212	$913,855	$1,790,523	$4,534,590

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Shearson Financial Network Inc. SFN was incorporated in Las Vegas, Nevada in July 2000, and is the parent to two primary operating divisions, Shearson Home Loans and Real Property Technologies (RPT). Shearson Home Loans (SHL) is a direct-to-consumer mortgage broker and banker with revenues derived primarily from origination commissions and resale of whole loans earned on the closing of first and second mortgages on single-family residences. SHL currently employs over 500 people which are residential mortgage and/or real estate brokerage professionals. The Company is a consolidator of mortgage brokerages and integrates the brokerage companies into the Shearson Home Loans network and then banks the mortgages through its mortgage banking unit. The Company plans to continue its growth strategy through the acquisition and affiliation of mortgage brokerage firms who do not currently bank their own production. By providing more efficient services to these smaller firms, SHL can accrete loan volume without having to “organically” grow the business. Banking of the accreted loan volume generates windfall revenue to the Company. Thus the rate of growth of SHL’s revenue stream is dramatically accelerated. The Company has the infrastructure, systems, and operational management necessary to properly integrate these and many more acquisitions in order to establish a countywide network. The Company’s business plan is focused on the integration of over 200 mortgage brokerage offices into the SHEARSON mortgage network.

RPT is a leading real estate information company with headquarters in New York. RPT reported revenues of approximately $24 million for fiscal year 2005 with pre tax profits of nearly four million dollars ($4,000,000) and has in excess of 200 employees. RPT operates within the Shearson Financial Network as a separate data network. RPT provides a steady revenue stream and profitability which the company looks to mitigate the effects of interest rate fluctuations in the mortgage lending market. The database has numerous marketing advantages for our mortgage operations.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The acquisitions of Real Property Technologies Inc., Continental Home Loans, Inc. and the asset purchase of certain assets of eHome Credit occurred in June of 2006 and therefore the company is reporting one month of financial activity for each of these companies for both the three month and six month reporting period. The pro-forma consolidated statements see footnote (14) reflects the full revenue and expenses as if incurred for the full reporting period.

Net revenues from origination and/or sale of loans increased 122% or $2.2 million, to $4.1 million for the quarter ended June 30, 2006 from $1.8 million for the quarter ended June 30, 2005. The increase in revenues is directly related to the Company’s acquisitions of Real Properties Technologies, Inc., Continental Home Loans and eHome Credit Corp., (“Acquired Companies”) of which revenues totaled approximately $3.6 million.

Gross profit increased $2.3 million or 296% to $3.1 million for the quarter ended June 30, 2006 from $793,785 for the quarter ended June 30, 2005. All of the increase is related to the Company’s acquisitions of Real Properties Technologies, Inc., Continental Home Loans and eHome Credit Corp.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Salary, wages and payroll taxes increased $1.5 million or 226%, from $656,459 for the quarter ended June 30, 2005, to $2.1 million for the quarter ended June 30, 2006. Approximately $1.9 million related to the acquired Companies, offset by a decrease of $500,000 related to a reduction in work force. Selling , general administrative (“SGA”) fees decreased 29% or $326,000 to $814,000 from $1.1 million for the quarter ended June 30, 2005. The acquired companies increased SGA by $626,466. Professional fees increased 308% or $615,000 to $415,000 from $ (200,000) for the quarter ended June 30, 2005. The increase in professional fees is related to the costs of the acquisitions.

Total operating expenses increased $1.8 million or 99% to $3.6 million for the quarter ended June 30, 2006 from $1.8 million, for the quarter ended June 30, 2005. The increase of $2.6 million is related to the acquired companies and is offset by a decrease in expenses of $827,000.

For the quarter ended June 30, 2006, two notes totaling $5,150,000 between Club Vista Holdings, Inc and the Company were forgiven. The Company incurred costs associated with the debt discount amortization related to the beneficial conversion features on three of its notes in the amount of $1,244,616 for the six months ended June 30, 2005, as compared to $0 for the three months ended June 30, 2006.

We had a net income of $4.7 million for the quarter ended June 30, 2006 compared to net loss of $2.3 million for the same quarter of 2005. The increase in income is related to $5.1 million forgiveness of notes payable, offset by the $1.2 million charged to debt discount expense for the June 30, 2005 quarter.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net revenues from origination and/or sale of loans increased 15% or $547,000, to $4.3 million for the six months ended June 30, 2006 from $3.7 million for the six months ended June 30, 2005. The increase in revenues is directly related to the Company’s acquisitions of Real Properties Technologies, Inc., Continental Home Loans and eHome Credit Corp., (“Acquired Companies”) of which revenues totaled approximately $3.6 million.

Gross profit increased $1.5 million or 87% to $3.3 million for the six months ended June 30, 2006 from $1.7 million for the six months ended June 30, 2005. The increase is related to the Company’s acquisitions of Real Properties Technologies, Inc., Continental Home Loans and eHome Credit Corp., which attributed to $2.3 million, offset by a decrease in gross profit

Salary, wages and payroll taxes increased $2.0 million or 166%, from $1.2 million for the six months ended June 30, 2005, to $3.3 million for the six months ended June 30, 2006. Approximately $1.9 million related to the acquired Companies. Selling , general administrative (“SGA”) fees decreased 62% or $1.5 million to $954,000 from $2.5 million for the six months ended June 30, 2005. The acquired companies increased SGA by $626,466. Professional fees increased 155% or $1.0 million to $1.8 million from $697,000 for the six months ended June 30, 2005. The increase in professional fees is related to the costs of the acquisitions.

Total operating expenses increased $1.5 million or 32% to $6.4 million for the six months ended June 30, 2006 from $4.8 million, for the six months ended June 30, 2005. The increase of $2.6 million is related to the acquired companies and is offset by a decrease in expenses.

For the six months ended June 30, 2006, two notes totaling $5,150,000 between Club Vista Holdings, Inc and the Company were forgiven. The Company incurred costs associated with the debt discount amortization related to the beneficial conversion features on three of its notes in the amount of $2,489,232 for the six months ended June 30, 2005, as compared to $0 for the three months ended June 30, 2006.

We had a net income of $1,977,262 for the quarter ended June 30, 2006 compared to net loss of $5,627,196 for the six months ended June 30, 2005. The increase in income is related to $5.1 million forgiveness of notes payable, offset by the $2.5 million charged to debt discount expense for the June 30, 2005 quarter.

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

Our ability to finance and purchase mortgage loans depends on our ability to secure warehouse lines of credit with acceptable terms. Currently, we fund loans through warehouse lines of credit through our subsidiary, Shearson Home Loans Shearson Home Loans, formerly Consumer Direct Lending, entered into a Mortgage Loan and Purchase Agreement with Warehouse One for $10,000,000. The facility is collateralized by the related mortgage loans receivable. Interest is due monthly at the bank reference rate plus an established percentage, varying from prime plus 1 to 1.5%. Each loan carries a fee of approximately $100 to $175 per loan. There are restrictive covenants relating to tangible net worth of not less than $250,000 and a debt to equity ratio no greater than 20:1, the Company is in compliance with the covenants as the equity of Shearson Home Loans is approximately $3.9 million. The lending limit on the line of credit through Warehouse One is $10 million.

Through the acquisitions of Continental Home Loans and eHome Credit Corp. there are lines of credit with National Cities Bank (“NCB”) which is $20,000,000 and $15,000,000. As of June 30, 2006, the outstanding balance with National Cities Bank was $4,923,253 and $12,660,760, respectively.

At June 30, 2006 the interest rate charged on the warehouse line of credit through National Cities Bank was Libor plus two percentage points.

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

Cash Flows

During the first six months of fiscal 2006 and 2005 we had net cash (used for) provided by operating activities of $58.4 million and $5.4 million, respectively. The primary sources of net used for was an increase in receivables from held for sale of $16.0 million, accounts receivable of $5.6 million, increase in loans held for investment of $200,000, increase in other current assets $2.4 million, increase in goodwill of $39.6 million, offset by net income of $1,977,262, an increase in accounts payable of $78,346, an increase in stock subscription payable of $5,560,000 and a increase in interest payable of $4,737, stock based expenses of $2,486,145 and forgiveness of debt of $5,150,000, for the six month period ending June 30, 2006. The primary sources of net cash provided by was a decrease in mortgage loans held for sale of $7.2 million, decrease in accounts receivable for $168,087, decrease in other current assets of $3,216, increase of accounts payable $376,867, increase in stock subscription payable of $82,150, stock based expenses of $268,568, depreciation of $377,468, debt discount of $2,489,232, offset by the net loss of $5,612,898 for the six month period ending June 30, 2005.

Net cash used for investing activities during the first six months of fiscal 2006 and 2005 was $394,093 and $13,219, respectively, which was attributable to the purchase of property and equipment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net cash provided by financing activities for the six months ended June 30, 2006 was $60.6 million. This consisted primarily of net advances under the warehouse lines of credit of $17.5 million, proceeds of notes payable related party of $40,550, proceeds of notes payable of $902,010, payments of notes payable of $175,000, and issuance of preferred stock of $40 million and issuance of common stock of 162.. Net cash used for financing activities for the six months ended June 30, 2005 was $5.2 million. This consisted primarily of net payments under the warehouse lines of credit of $5.5 million, proceeds of notes payable related party of $250,000, proceeds of notes payable of $94,767, as well as dividends paid of $69,481.

At 2005, the Company has net operating loss carryforwards (“NOLs”) of approximately $22,608,821 expiring in various years through 2017. The Company believes it can use the NOL’s to offset some portion of the tax due to governmental agencies.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

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

On April 14, 2004, the Company commenced an action against Consulting Services LLC. On April 19, 2004, Consulting Services LLC instituted a counterclaim against the Company. Both claims are considered by the parties to be of a breach of contract nature from a certain Asset Acquisition Agreement in which the Company claims never consummated therefore services are not liable under the agreement. The counterclaims of a similar nature which CDA is claiming no liability and Consulting Services LLC is asking for the amount of stock agreed to be given for services per the acquisition agreement of approximately 2.7 million shares of the Company's stock valued at the time to be approximately $1.8 million and $655,321 for certain liabilities the Company were to assume per the agreement upon closing. The Company is asserting its position of no liability and asking for approximately $712,879 of which was advanced to Consulting Services prior to the knowledge that the transaction was not to close. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for the above legal proceedings could change in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2006, the Company issued shares of its common stock to the following:

•	22,431,120 shares issued to employees as deferred compensation with a total value of $884,814.

•	10,510,000 shares issued to individuals as settlement of accounts payable with a total value of $409,890.

•	28,800,000 shares issued to individuals for legal and consulting services with a total value of $1,123,700.

•	150,000 shares issued to an individual as settlement of debt with a total value of $5,850.

Item 3.	Defaults Under Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

During the six months ended June 30, 2006, the Company solicited consents of its shareholders and the results were as follows :

To approve an amendment to the Company Articles of Incorporation to increase the number of shares of Common Stock authorized to be issued from 100,000,000 shares to 500,000,000 shares.

Consent - 52,900,381	Against - 16,183,433	Abstain - 675

To approve an amendment to the Company’s Articles of Incorporation to effect a name change to Shearson Financial Network, Inc.

Consent - 52,900,381	Against - 16,183,433	Abstain - 675

Item 5.	Other Information.

None.

Item 6.	Exhibits

Description of Exhibit	Exhibit No.

302 Certifications	31

(i) Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

(ii) Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

906 Certifications	32

(i) Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHEARSON FINANCIAL NETWORK, INC.

Date: August 21, 2006
	By:	/s/ Michael A. Barron
Michael A. Barron
Chief Executive Officer

Date: August 21, 2006
	By:	/s/ Lee Shorey
Lee Shorey
Chief Financial Officer (Principal Accounting Officer)