Form 10QSB/A
period 2006-06-30
SHEARSON FINANCIAL NETWORK INC
filed 2006-08-30
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(as amended August 30, 2006)

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

SHEARSON FINANCIAL NETWORK, INC.
FORM 10-QSB
June 30, 2006

PART 1 - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (unaudited)	December 31, 2005 (audited)

Assets
Current assets:
Cash and cash equivalents	$1,850,200	$21,401
Loans available for sale	16,817,692	831,200
Loans held for investment	200,000	--
Accounts receivable	5,664,791	107,321
Prepaid and other current assets	2,604,561	433,281
Total current assets	27,137,244	1,393,203

Property and equipment, net	26,748,390	1,664,571

Other assets:
Goodwill	15,946,707	1,372,916
Other assets, net	167,717	--
Total other assets	16,114,424	1,372,916
Total assets	$70,000,058	$4,430,690

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,768,447	$1,690,101
Bridge notes payable	869,682	5,869,682
Stock subscription payable	5,560,000	--
Interest payable	145,531	140,794
Notes payable	910,183	333,173
Notes payable acquisition	1,490,000	--
Notes payable - related party	808,396	767,846
Line of credit	21,002,229	3,497,073
Total current liabilities	32,554,467	12,298,669

Long-term liabilities:
Notes payable - acquisition, less current maturities	850,000	--
Total long- term liabilities	850,000	--
Total liabilities	33,404,467	12,298,669

Stockholders' equity (deficit):

Common stock, $0.001 par value, 500,000,000 shares authorized, 98,598,027 and 37,544,108 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	99,598	37,544

Preferred Stock, $0.01 par value, $400.00 stated value,15,000,000 shares authorized,100,000 shares issued and outstanding at June 30, 2006 and December 30, 2005, respectively	40,000,000	--
Additional paid-in capital - Common stock	23,350,403	20,926,149
Accumulated deficit	(26,854,411)	(28,831,673)
Total stockholders' equity (deficit)	36,595,591	(7,867,979)
Total liabilities and stockholders' (deficit)	$70,000,058	$4,430,690

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

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Cash flows from operating activities:
Net income (loss)	$1,977,262	$(5,612,898)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation	310,274	377,468
Stock based expenses	2,486,145	268,568
Forgiveness of debt	5,150,000
Debt discount	--	2,489,232

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,557,470)	168,087
(Increase) decrease in mortgage loans held for sale	(15,986,492)	7,192,573
(Increase) decrease in loans held for investment	(200,000)	--
(Increase) decrease in prepaid expenses	(2,171,280)	--125,165
(Increase) decrease in goodwill	(14,753,791)	--
(Increase) decrease in other assets	(167,717)	3,216
Increase (decrease) in accounts payable and accrued expenses	78,346	376,867
Increase (decrease) in stock payable	5,560,000	82,150
Increase (decrease) in interest payable	4,737	--
(Increase) decrease in minority shareholder interest	--	(55,180)
Net cash (used for) provided by operating activities	(58,389,986)	5,415,248

Cash flows from investing activities:
Purchase of fixed assets	(25,394,093)	(13,219)
Net cash used in investing activities	(25,394,093)	(13,219)

Cash flows from financing activities:
Net advances on lines of credit	17,505,156	(5,496,188)
Proceeds from related notes payable	40,550	250,000
Proceeds from notes payable	902,010	94,767
Payments of notes payable	(175,000)	--
Proceeds of notes payable related from acquisitions	1,490,000	--
Proceeds of notes payable related from acquisitions, long term	850,000	--
Issuance of preferred stock	40,000,000	--
Issuance of common stock	162	--
Dividends paid on preferred shares of subsidiary	--	(69,481)
Net cash provided by (used for) financing activities	60,612,878	(5,220,902)

Net increase (decrease) in cash and cash equivalents	1,828,799	194,396

Cash and cash equivalents, beginning of period	21,401	198,141

Cash and cash equivalents, end of period	$1,850,200	$392,487

Supplemental disclosure of cash flow information
Interest paid	$--	$--

SHEARSON FINANCIAL NETWORK, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2005 AND THE SIX MONTHS ENDED JUNE 30, 2006

	Common Stock		Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance December 31, 2005	37,544,108	$37,544	--	$--	$20,926,149	$(28,831,673)	$(7,867,979)
Stock issued for services	28,800,000	28,800			1,123,700		1,152,500
Stock issued for debt	150,000	150			5,850		6,000
Stock issued for deferred compensation	22,431,120	22,431			884,814		907,245
Stock issued for AP settlement	10,510,000	10,510			409,890		420,400
Stock issued for acquisition			100,000	40,000,000			40,000,000
Stock issuance	162,799	163					163
Net loss	--	--	--	--	--	1,977,262	1,977,262
Balance June 30, 2006	99,598,027	$99,598	100,000	$40,000,000	$23,350,403	$(26,854,411)	$36,595,591

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

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

(5)	Goodwill:

The origin of Goodwill is from the purchase of:

Las Vegas Mortgage	$1,372,916
Real Properties Technologies	9,152,757
Continental Home Loans	2,349,264
eHome Credit	3,071,771
Total	$15,946,707

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

On June 5, 2006 the Company acquired all the outstanding stock of Real Property Technologies ("RPT"), a New York corporation, for 100,000 shares of Series A-1 Convertible Preferred Stock  valued at approximately $40,000,000. The acquisition of RPT diversifies our mortgage operations and our mortgage banking capability via its extensive database of real property information.  With this amended filing, the Company has adjusted the Goodwill associated with the purchase of RPT, by $25,000,000, to reflect the fair market value of the proprietary database which was acquired.

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

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

(13)	Business Consolidation (continued)

	Shearson Financial Network, Inc. Balance Sheet as of June 30, 2006
	Shearson Financial Network	Real Properties Technologies	Shearson Home Loans	Eliminations	Consolidated
Assets:
Cash	$3,769	$1,018,596	$827,834		$1,850,200
Loans available for sale	--	164,814	16,652,879		16,817,692
Loans held for investment	--		200,000		200,000
Accounts receivable	46,235	4,743,720	874,836		5,664,791
Due to/from subsidiary	--		3,988,317	(3,988,317)	--
Other current assets	81,693	470,637	2,052,231		2,604,561
Total current assets	131,697	6,397,767	24,596,097		27,137,244
Property and equipment, net	1,357,219	25,094,712	296,459		26,748,390
Other Assets:
Goodwill	1,372,916	9,152,757	5,421,035		15,946,707
Other assets	25,701	100,000	42,016		167,717
Total other assets	1,398,616	9,252,757	5,463,051		16,114,424
Total Assets	$2,887,532	$40,745,236	$30,355,607		$70,000,058

Liabilities:
Accounts payable and accrued expenses	$905,082	$189,106	$674,258		$1,768,447
Due to from subsidiary	3,988,317	--	--	(3,988,317)	--
Stock subscription payable		--	5,560,000		5,560,000
Notes payable	1,779,865	--	850,000		2,629,865
Notes payable related party	808,396	--	640,000		1,448,396
Accrued interest payable	72,010	--	73,521		145,531
Line of credit	2,668,216	750,000	17,584,013		21,002,229
Total current liabilities	10,221,885	939,106	25,381,792		32,554,467

Long term debt, net of current portion	--	--	850,000		850,000

Total Liabilities	$10,221,885	$939,106	26,231,792		$33,404,467

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

(13)	Business Consolidation (continued)

	Shearson Financial Network, Inc. Balance Sheet as of June 30, 2006
	Shearson Financial Network	Real Properties Technologies	Shearson Home Loans	Eliminations	Consolidated
Stockholders’ equity:
Common stock	$99,598	$--	$--		$99,598
Preferred stock		40,000,000	--		40,000,000
Additional paid in capital	23,350,403	--	--		23,350,403
Accumulated earnings (deficit)	(30,784,355)	(193,870)	4,123,815		(26,854,411)
Total stockholders’ equity	(7,334,354)	39,806,130	4,123,815		36,595,591

Total liabilities and stockholders’ equity	$2,887,532	$40,745,236	$30,355,607		$70,000,058

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

(13)	Business Consolidation (continued)

	Statement of Operations For the Six Months Ended June 30, 2006
	Shearson Financial Network	Real Properties Technologies	Shearson Home Loans	Consolidated
Revenues:
Loan originations	$(225)	$--	$2,285,814	$2,285,589
Data revenue	--	1,988,271	--	1,988,271
Total revenue	(225)	1,988,271	2,285,814	4,273,860

Cost of sales	1,617	258,344	757,475	1,017,436

Gross profit	(1,842)	1,729,927	1,528,339	3,256,424

Expenses:
Salary, wages and payroll taxes	1,089,941	1,609,627	625,475	3,325,044
Selling, general and administrative	106,695	273,536	573,369	953,600
Professional fees	1,725,025	40,634	11,759	1,777,418
Depreciation expenses	307,352	--	2,922	310,274
Total expenses	3,229,013	1,923,797	1,213,525	6,366,336

Loss from operations	(3,230,855)	(193,870)	314,814	(3,109,912)

Other (expense) income:
Interest income		--	99,629	99,629
Interest expense	(88,933)	--	(73,522)	(162,455)
Forgiveness of debt	5,150,000	--	--	5,150,000
Total other (expense) income	5,061,067	--	26,107	5,087,174

Net income (loss)	$1,830,212	$(193,870)	$340,921	$1,977,262

(14)	Proforma Consolidated Financial Statements:

The six months of proforma consolidated operations is represented by the following:

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

(14)	Proforma Business Consolidation (continued)

	Shearson Financial Network, Inc. PROFORMA Balance Sheet as of June 30, 2006
	Shearson Financial Network	Real Properties Technologies	Shearson Home Loans	Eliminations	Consolidated
Assets:
Cash	$3,769	$1,018,596	$403,129		$1,425,495
Loans available for sale	--	164,814	16,652,879		16,817,692
Loans held for investment	--		200,000		200,000
Accounts receivable	46,235	4,743,720	874,836		5,664,791
Due to/from subsidiary	--		3,988,317	(3,988,317)	--
Other current assets	81,693	470,637	2,052,231		2,604,561
Total current assets	131,697	6,397,767	24,171,392		26,712,539
Property and equipment, net	1,357,219	25,094,712	296,459		26,748,390
Other Assets:

Goodwill	1,372,916	10,260,483	6,870,341		18,503,739
Other assets	25,701	100,000	42,016		167,717
Total other assets	1,398,616	10,360,483	6,912,357		18,671,456
Total Assets	$2,887,532	$41,852,962	$31,380,208		$72,132,385

Liabilities:
Accounts payable and accrued expenses	$905,082	$189,106	$674,257		$1,768,447
Due to from subsidiary	3,988,317	--	--	(3,988,317)	--
Stock subscription payable		--	--		--
Notes payable	1,779,865	--	850,000		2,629,865
Notes payable related party	808,396	--	640,000		1,448,396
Accrued interest payable	72,010	--	73,521		145,531
Line of credit	2,668,216	750,000	17,584,013		21,002,229
Total current liabilities	10,221,885	939,106	19,821,791		26,994,467

Long term debt, net of current portion	--	--	425,000		425,000

Total Liabilities	$10,221,885	$939,106	20,246,791		$27,419,467

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

(14)	Proforma Business Consolidation (continued)

	Shearson Financial Network, Inc. Balance Sheet as of June 30, 2006
	Shearson Financial Network	Real Properties Technologies	Shearson Home Loans	Eliminations	Consolidated
Stockholders’ equity:
Common stock	$99,598	$--	$5,560		$105,158
Preferred stock	--	40,000,000	--		40,000,000
Additional paid in capital	23,350,403	--	5,554,440		28,904,843
Accumulated earnings (deficit)	(30,784,355)	913,855	5,573,417		(24,297,083)
Total stockholders’ equity	(7,334,354)	40,913,855	11,133,417		44,712,918

Total liabilities and stockholders’ equity	$2,887,532	$41,852,961	$31,380,208		$72,132,385

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

(14)	Proforma Business Consolidation (continued)

	PROFORMA Statement of Operations For the Six Months Ended June 30, 2006
	Shearson Financial Network	Real Properties Technologies	Shearson Home Loans	Consolidated
Revenues:
Loan originations	$(225)	$--	$10,212,331	$10,212,106
Data revenue	--	11,346,895	46,757	11,393,652
Total revenue	(225)	11,346,895	10,259,088	21,605,758

Cost of sales	1,617	1,378,236	4,032,449	5,412,302

Gross profit	(1,842)	9,968,659	6,226,639	16,193,456

Expenses:
Salary, wages and payroll taxes	1,089,941	7,049,819	1,875,315	10,015,074
Selling, general and administrative	106,695	1,746,433	2,182,384	4,035,512
Professional fees	1,725,025	258,552	41,220	2,024,797
Depreciation expenses	307,352	--	17,428	324,780
Total expenses	3,229,013	9,054,804	4,116,347	16,400,164

(Loss) income from operations	(3,230,855)	913,855	2,110,292	(206,708)

Other (expense) income:
Interest expense	(88,933)	--	(319,769)	(408,702)
Forgiveness of debt	5,150,000	--	--	5,150,000
Total other income (expense)	5,061,067	--	(319,769)	4,741,298

Net income	$1,830,212	$913,855	$1,790,523	$4,534,590

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Date: August 30, 2006
	By:	/s/ Michael A. Barron
Michael A. Barron
Chief Executive Officer

Date: August 30, 2006
	By:	/s/ Lee Shorey
Lee Shorey
Chief Financial Officer (Principal Accounting Officer)