Form 10QSB
period 2006-09-30
SHEARSON FINANCIAL NETWORK INC
filed 2006-11-20
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2006

000-32745
Commission File Number

SHEARSON FINANCIAL NETWORK, INC.

(Exact name of Registrant as Specified in its Charter)

Nevada	88-0471353
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2470 St. Rose Parkway, Suite 314
Henderson, Nevada 89052
(Address of Principal Executive Offices including Zip Code)

(702) 547-7300
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date

240,112,210 shares of Common Stock outstanding as of September 30, 2006

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

SHEARSON FINANCIAL NETWORK, INC.
FORM 10-QSB
September 30, 2006

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (unaudited)	December 31, 2005 (unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,404,067	$21,401
Loans available for sale	32,127,126	831,200
Loan sale receivable	2,073,375	--
Accounts receivable	5,527,146	107,321
Prepaid and other current assets	1,386,405	433,281
Total current assets	42,518,120	1,393,203
Property and equipment, net	26,718,992	1,664,571

Other assets:
Goodwill	14,269,279	1,372,916
Other assets, net	927,007	--
Total other assets	15,196,286	1,372,916
Total assets	$84,433,397	$4,430,690
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,189,463	$1,690,101
Bridge notes payable	819,682	5,869,682
Stock subscription payable	--	--
Interest payable	307,920	140,794
Notes payable	1,160,183	333,173
Notes payable - related party	808,396	767,846
Line of credit	32,377,707	3,497,073
Total current liabilities	36,663,351	12,298,669
Total liabilities	36,663,351	12,298,669
Stockholders' equity (deficit):
Common stock, $0.001 par value, 500,000,000 shares authorized, 240,112,210 and 37,544,108 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	240,112	37,544
Preferred Stock, $0.01 par value, $400.00 stated value,15,000,000 shares authorized, 110,625 shares issued and outstanding at September 30, 2006 and December 30, 2005, respectively44,250,000	44,250,000	--
Additional paid-in capital - Common stock	27,661,396	20,926,149
Accumulated deficit	(24,381,462)	(28,831,673)
Total stockholders' equity (deficit)	47,770,046	(7,867,979)
Total liabilities and stockholders' (deficit)	$84,433,397	$4,430,690

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Revenues
Loan origination and sale of mortgage loans	$4,846,648	$2,496,205	$6,579,689	$5,924,206
Marketing revenues and commissions	--	43,461	--	335,536
Rental income	--	(100)	--	6,905
Data revenue	5,435,778	--	7,424,049	--
Total revenue	10,282,427	2,539,565	14,003,738	6,266,648

Cost of sales	2,310,590	793,452	3,107,877	2,500,938

Gross profit	7,971,837	1,746,113	10,895,861	3,765,710

Expenses
Salary, wages and payroll taxes	4,460,497	939,073	7,637,313	2,153,125
Selling, general and administrative	1,861,082	972,875	2,674,553	3,773,677
Professional fees	1,603,217	743,914	3,306,116	1,440,687
Depreciation expense	153,676	188,734	461,028	566,202
Total expenses	8,078,472	2,844,596	14,079,011	7,933,691

Income (loss) from operations	(106,635)	(1,098,483)	(3,183,149)	(4,167,981)

Other (expense) income
Interest income	--	--	99,629
Interest expense	(86,922)	(404,768)	(184,855)	(458,936)
Debt discount expense	--	(414,878)	--	(2,904,110)
Forgiveness of debt	2,668,216	--	7,818,216	--
Total other (expense) income	2,581,293	(819,646)	7,633,361	(3,363,046)

Income (loss) before minority shareholder interest	2,474,658	(1,918,128)	4,450,211	(7,531,027)

Income (loss) applicable to minority shareholder interest	--	(2,816)	--	42,165

Net income (loss)	2,474,658	(1,920,945)	4,450,211	(7,488,862)

Dividends on preferred shares	--	--	--	(69,481)
Net income (loss) applicable to common shareholders	$2,474,658	$(1,920,945)	$4,450,211	$(7,558,343)
Net income (loss) per share, basic and diluted	$0.02	$(0.08)	$0.04	$(0.34)
Net loss per common share, applicable to common shareholders, basic and diluted	$0.02	$(0.08)	$0.04	$(0.34)
Weighted average number of common shares outstanding, basic and diluted	117,786,112	23,597,160	99,734,721	22,133,325

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Cash flows from operating activities:
Net income (loss)	$4,450,211	$(7,488,862)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation	461,028	566,202
Stock based expenses	5,229,926	2,130,578
Forgiveness of debt	(7,818,216)	--
Debt discount	72,933	2,904,110
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,419,825)	(115,922)
(Increase) decrease in mortgage loans held for sale	(31,295,926)	3,665,026
(Increase) decrease in unamortized debt discount	(927,007)	--
(Increase) decrease in prepaid expenses	(953,124)	(110,299)
(Increase) decrease in goodwill	(12,896,363)	--
(Increase) decrease in other assets	--	35,112
Increase (decrease) in accounts payable and accrued expenses	(500,638)	(170,574)
Increase (decrease) in stock payable	--	82,150
Increase (decrease) in interest payable	167,126	(6,396)
(Increase) decrease in minority shareholder interest	--	(42,165)
Net cash (used for) provided by operating activities	(49,429,813)	1,448,960
Cash flows from investing activities:
Purchase of fixed assets	(25,433,283)	(16,733)
Net cash used in investing activities	(25,433,283)	(16,733)
Cash flows from financing activities:
Net advances on lines of credit	28,880,634	(1,667,087)
Proceeds from related notes payable	40,550	250,000
Proceeds from notes payable	1,402,010	--
Payments of notes payable	(450,000)	(13,352)
Issuance of preferred stock	44,250,000	--
Issuance of common stock	202,568	29,655
Dividends paid on preferred shares of subsidiary	--	(69,481)
Net cash provided by (used for) financing activities	76,245,762	(1,470,165)
Net increase (decrease) in cash and cash equivalents	1,382,666	(37,938)
Cash and cash equivalents, beginning of period	21,401	198,141
Cash and cash equivalents, end of period	$1,404,067	$160,203
Supplemental disclosure of cash flow information
Interest paid	$--	$--

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2005 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2006

					Additional		Total
	Common Stock		Preferred Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
							(Deficit)
Balance December 31, 2005	37,544,108	$37,544	--	$--	$20,926,149	$(28,831,673)	$(7,867,979)
Stock issued for services	85,588,272	85,588			3,466,693		3,552,281
Stock issued for debt	150,000	150			5,850		6,000
Stock issued for deferred compensation	24,431,120	24,431			932,814		957,245
Stock issued for AP settlement	10,510,000	10,510			409,890		420,400
Stock issued for acquisition	80,000,000	80,000			1,920,000		2,000,000
Preferred stock issued for acquisition			110,625	44,250,000			44,250,000
Exercise of warrant	1,725,911	1,726					1,726
Stock issuance	162,799	163					163
Net income	--	--	--	--	--	4,450,211	4,,450,211
Balance June 30, 2006	240,112,210	$240,112	110,625	$44,250,000	$27,661,396	$(24,381,462)	$47,770,046

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

(1)	Basis of Presentation:

The unaudited financial statements as of September 30, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2005 audited financial statements and notes thereto.

Since inception through September 30, 2006, the Company has suffered recurring losses from operations of approximately $24,381,462.  A substantial portion of the Company’s cumulative net loss is attributable to non-cash operating expenses and the Company is showing a net profit for the quarters ended September 30, 2006 and June 30, 2006, however until the Company can sustain its profitability, a substantial doubt exists about the Company’s ability to continue as a going concern.

(2)	Principles of Consolidation:

The consolidated financial statements include the accounts of Shearson Financial Network, Real Properties Technologies, Allstate Funding Corp. and its subsidiary Shearson Home Loans. All significant inter-company accounts and transactions have been eliminated.

(3)	Interim Period:

These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

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

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter party’s performance is complete or the date on which it is probable that performance will occur. For the nine months ended September 30, 2006, the amounts that have been charged against income for those services were approximately $5,229,926.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

(5)	Goodwill:

The origin of Goodwill is from the purchase of:

Las Vegas Mortgage	$1,372,916
Real Properties Technologies	9,152,757
eHome Credit	2,514,124
Allstate Funding Corp.	1,229,482
Total	$14,269,279

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

On June 9, 2006, we agreed to acquire certain assets and defined liabilities of eHome CreditCorp. (“EHC”), a New York corporation, for 7,500 shares of Series A-1 Preferred Stock valued at approximately $3,000,000. The acquisition of EHC diversifies our mortgage operations and our mortgage banking capability and annualized it adds approximately $14 million per year in revenue to our mortgage group.

On July 29, 2006, Shearson Financial Network, Inc. (the "Company") entered into a Shares Exchange Agreement and Plan of Reorganization Agreement (the "Agreement") with Allstate Home Loans Inc. ("Allstate"), and the sole shareholder of all of the issued and outstanding shares of Allstate (the "Allstate Shareholder"). Pursuant to the Agreement, which closed on July 29, 2006, the Company is purchasing from the Company's sole shareholder 850 shares of Allstate's issued and outstanding shares of common stock. As of July 29, 2006, Allstate has 1,000 shares common stock that are issued and outstanding. The consideration for this purchase equaled 82,000,000 in common Stock and $1,250,000 in the Company's preferred stock, totaling $3,250,000.

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
SEPTEMBER 30, 2006

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

On June 9, 2006, we agreed to acquire certain assets and defined liabilities of eHome CreditCorp. (“EHC”), a New York corporation (“EHC”), from its shareholders (“shareholders”), pursuant to the terms and conditions of an Asset Purchase Agreement (the “Agreement”) among SHAREHOLDERS, EHC and us. Pursuant to the Agreement, we exchanged 7,500 shares of our Series A-1 Preferred Stock valued at approximately $3,000,000. Each share of the Series A-1 Preferred Stock has a stated value of four hundred dollars ($400.00). The acquisition of EHC diversifies our mortgage operations and our mortgage banking capability and it can add approximately $14 million per year in revenue to our mortgage group.

EHC is a leading mortgage banker with headquarters in Garden City, New York, and is licensed to lend in thirty-eight (38) states.. As part of the acquisition, certain key members of EHC’s management will enter into employment agreements providing for a base compensation, plus bonuses based on future performance of the combined business. We plan to integrate EHC into our previously completed acquisition of Shearson Homes Loans and use the brand name Shearson Home Loans for all of our mortgage operations.

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

Pursuant to the Agreement, the Company issued the Allstate Shareholder $2,000,000 worth of the Company’s common stock at a price of $0.025 per share, the closing price per shares of the Company’s common stock on July 29, 2006 and, as a result, the Company issued the Allstate Shareholder 80,000,000 shares of its common stock.

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

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

During the nine month period ended September 30, 2006, Club Vista Holdings, Inc. a nonrelated party, elected to write off three notes totalling $7,818,216 as of December 31, 2005, resulting in the forgiveness of debt. The Company reflected the debt forgiveness of $5,150,000 in the quarter ended June 30, 2006 and the remaining $2,668,216 during the quarter ended September 30, 2006.

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

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

(10)	Convertible Debenture:

On June 30, 2006, the Company entered into a Securities Purchase Agreement, (“Agreement”), by and among the Company, AJW Partners, LLC (“Partners”), AJW Offshore, Ltd. (“Offshore”), AJW Qualified Partners (“Qualified”) and New Millenium Capital Partners, II, LLC (“Millenium”). Partners, Offshore, Qualified and Millenium are collectively referred to as the “Purchasers”. The Agreement provides for the sale by the Company to the Purchasers of Secured Convertible Term Notes (the “Notes”) issued by the Company in the aggregate principal amount of $1,500,000 (“Principal Amount”). The Principal Amount is to be funded by the Purchasers in three traunches $500,000 on July 24, 2006, $500,000 upon filing the Registration Statement and $500,000 upon effectiveness of the Registration Statement. The offering of Notes under the Agreement was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Notes matures three years from the date of each Notes, bear interest at 6% per annum, unless the common stock of the Company is greater than $0.025 per share for each trading day of a month, in which event no interest is payable during such month, and principal and interest due at maturity. The Notes are convertible into common stock of the Company at 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. In connection with the subject offering, the Company issued an aggregate of 30,000,000 warrants (10,000,000 upon each traunch of financing) to purchase common stock at a price of $0.02 per share. The warrants are exercisable for a period of five years. The Company has the right to redeem the Notes under certain circumstances and the right to prevent conversions in any month where the stock price is less than $0.05 per share. The conversion of the Notes is subject to an effective Registration Statement to be filed by the Company. In the event the Company is unable to have the Registration Statement declared effective within the timeframe of the Agreement, we may be required to pay to the Note Holders an amount equal to the then outstanding principal amount of the Notes multiplied by two hundredths (.02) times the sum of: (a) the number of months (prorated for partial months) after the filing date or the end of the one hundred and eighty day period and prior to the date the Registration Statement is declared effective, (b) the number of months (prorated for partial months) that sales of all of the shares registered cannot be made after the Registration Statements is declared effective and (c) the number of months (prorated for partial months) that the common stock is not listed or included for quotation or the OTCBB, NASDAQ Small Cap, NYSE or AMEX or that trading has been halted after the Registration has been declared effective. If thereafter, sales could not be made pursuant to the Registration Statement, for an additional period of one month, the Company shall pay an additional $5,000 for each $250,000 of outstanding principal under the Notes. Further, any amounts owing to the investors shall be paid in cash or, at the Company’s option, shares of common stock priced at 50% discount to the market price. As of September 30, 2006, the management of the Company believes the Registration Statement will be declared effective within the timeframe of the Agreement. In the event the Registration Statement is not declared effective within the required timeframe, the Company will record any penalties incurred at such time. The Agreement contains a conversion limit which limits the ability of the Purchasers to convert the Notes to not exceed 4.99% of the Company’s outstanding shares of common stock at any given time.

As of September 30, 2006, the Company has received the 1st and 2nd traunch totaling $1,000,000 of the Notes and considers two thirds of the 30,000,000 warrants or 20,000,000 granted.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

The Company has determined the Notes contains a beneficial conversion feature and qualifies for treatment under Emerging Issue Task Force No. 00-27. The estimated fair value of the detachable warrants of $421,166 has been determined using Black-Scholes option pricing model using the following assumptions: stock price volatility ranging from 340% to 343%, risk free interest rate of 5.15%; dividend yield of 0% and 3 year term. The face amount of the Notes of $1,000,000 was proportionately allocated to the Notes and the warrants in the amount of $704,162 and $295,838, respectively. The Notes’ proportionate allocated value of $704,162 was then further allocated between the Notes and the beneficial conversion feature, which the entire remaining value of $704,162 was allocated to the beneficial conversion feature. The combined total value of the warrant and beneficial conversion feature of $1,000,000 has been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the Notes. For the nine months ended September 30, 2006, the Company amortized a total of $72,993.

(11)	Related-Party Transactions:

On January 21, 2005, the Company borrowed $125,000 from its Chief Financial Officer, Wayne Bailey.

During the month of December 2005, the Company entered in to financing agreement with Eclipse Holding Company, which is 50% owned by the Company’s Chief Executive Officer, Michael Barron. The Company entered into an agreement to borrow a total of $750,000 in the form of a note payable, with an interest of 10% per annum. At September 30, 2006, the outstanding balance on this note was $683,396. The agreement calls for the issuance of common stock warrants. As of September 30, 2006 the Company issued 22,469,999 shares to Eclipse Holding Company.

(12)	Subsequent Event:

On November 16, 2006, the Company rescinded its acquisition agreement with Continental Home Loans, Inc., (“CHL”) effective November 9, 2006. On June 7, 2006 the Company and CHL entered into an acquisition agreement, whereby the Company acquired all of the common stock of CHL for three million two hundred thousand dollars ($3,200,000) (the “Purchase Price”). The Purchase Price consisted of (i) $640,000 cash consideration. (ii) the Company’s issuance of shares of common stock equal on the Closing Date to two million five hundred sixty thousand dollars ($2,560,000) (the “Stock Consideration”), based on the closing sale price of the Purchaser’s Common Stock on the OTCBB on the day prior to the Closing Date. The Exchange was never duly authorized and approved by the parties thereto, and each of the parties hereto desires to rescind the exchange. In connection with such rescission the Company is released from all consideration. The Company views this rescission as nullification and accordingly has not included any operating activities related to CHL in the Company’s consolidated financial statements.

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The acquisitions of Real Property Technologies Inc. and the asset purchase of certain assets of eHome Credit occurred in June of 2006 and therefore the company is reporting three months of financial activity for each of these companies for the three month reporting period. The acquisition of Allstate Funding Corp occurred on July 27, 2006 and the financials represents two months of operations.

Net revenues from origination and/or sale of loans increased 90.8% or $2.3 million, to $4.8 million for the quarter ended September 30, 2006 from $2.5 million for the quarter ended September 30, 2005. The increase in revenues is directly related to the Company’s acquisitions of Real Properties Technologies, Inc., Allstate Funding Corp. and eHome Credit Corp., (“Acquired Companies”) of which revenues totaled approximately $4.6 million. Data base revenue income from RPT was $5.4 million for the quarter ended September 30, 2006.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Salary, wages and payroll taxes increased $3.5 million or 226%, from $939,000 for the quarter ended September 30, 2005, to $4.5 million for the quarter ended September 30, 2006. Approximately $4.1 million related to the acquired Companies, offset by a decrease of $600,000 related to a reduction in work force. Selling , general administrative (“SGA”) fees increased $888,000 to $1.9 million from $972,000 for the quarter ended September 30, 2005. The acquired companies increased SGA by $1.6 million. Professional fees increased $859,000 to $1.6 million from $ 744,000 for the quarter ended September 30, 2005. The increase in professional fees is related to the costs of the acquisitions and costs of debt placement.

Total operating expenses increased 184.0% or $5.2 million, to $8.1 million for the quarter ended September 30, 2006 from $2.8 million, for the quarter ended September 30, 2005. The increase of $5.8 million is related to the acquired companies and is offset by a decrease in expenses of $600,000.

For the quarter ended September 30, 2006, one note totaling approximately $2.7 million between Club Vista Holdings, Inc and the Company was recorded as forgiven, of which Club Vista recorded this debt forgiveness on December 31, 2005. The Company incurred costs associated with the debt discount amortization related to the beneficial conversion features on three of its notes in the amount of $1,244,616 for the three months ended September 30, 2005, as compared to $72,993 for the three months ended September 30, 2006.

We had a net income of $2.5 million for the quarter ended September 30, 2006 compared to net loss of $1.9 million for the same quarter of 2005. The increase in income is related to an increase in net operating income of $992,000 related to the Company’s acquisitions $2.7 million forgiveness of notes payable, offset by the $415,000 charged to debt discount expense and interest of $404,768 for the September 30, 2005 quarter.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net revenues from origination and/or sale of loans increased 5% or $313,000, to $6.6 million for the nine months ended September 30, 2006 from $6.3 million for the nine months ended September 30, 2005. The increase in revenues is directly related to the Company’s acquisitions of Allstate Funding Corp and eHome Credit Corp., (“Acquired Companies”) of which revenues totaled approximately $5.7 million, offset by a decrease in revenues due to the sale of Ocean West of which attributed to $5.0 million. Revenues from RPT, representing income from database sources contributed $7.4 million to totaled revenues.

Gross profit increased 189.3% or $7.1 million, to $10.9 million for the nine months ended September 30, 2006 from $3.8 million for the nine months ended September 30, 2005. The increase is related to the Company’s acquisitions of Real Properties Technologies, Inc., which attributed to $6.5 million.

Salary, wages and payroll taxes increased 254.7% or $5.5 million, from $2.2 million for the nine months ended September 30, 2005, to $7.6 million for the nine months ended September 30, 2006. Approximately $5.8 million related to the acquired Companies. Selling, general administrative (“SGA”) fees decreased 29.1% or $1.0 million, to $2.7 million from $3.8 million for the nine months ended September 30, 2005. The acquired companies increased SGA by $2.0 million offset by a decrease in expenses from the sale of Ocean West of approximately $3.0 million. Professional fees increased 155% or $1.9 million to $3.3 million from $1.4 million for the nine months ended September 30, 2005. The increase in professional fees is related to the costs of the acquisitions and costs associated with debt placement.

Total operating expenses increased 77.5% or $6.1 million, to $14.0 million for the nine months ended September 30, 2006 from $7.9 million, for the nine months ended September 30, 2005. The increase of $8.0 million is related to the acquired companies and is offset by a decrease in expenses from the sale of Ocean West.

For the nine months ended September 30, 2006, three notes totaling $7.8 million between Club Vista Holdings, Inc and the Company were forgiven. The Company incurred costs associated with the debt discount amortization related to the beneficial conversion features on three of its notes in the amount of $2.9 million for the nine months ended September 30, 2005, as compared to $72,993 for two notes, for the nine months ended September 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We had a net income of $4,450,000 for the nine months ended September 30, 2006 compared to net loss of $7,558,000 for the nine months ended September 30, 2005. The increase in income is related to $7.8 million forgiveness of notes payable, $2.0 million of net income from its acquisitions offset by the $2.5 million charged to debt discount expense and a loss of income associated with Ocean West, for the nine months ended September 30, 2006.

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

During the first nine months of fiscal 2006 and 2005 we had net cash (used in) provided by operating activities of ($49.4 million) and $1.4 million, respectively. The primary sources of net cash used in operating activities was stock based expenses of $5.2 million, forgiveness of debt of $7.8 million, debt discount expense of $72,933, increase in accounts receivable of $5.4 million, Increase of mortgage loans held for sale of $31.3 million, increase in unamortized debt discount of $927,000, increase in prepaid expenses of $953,124, increase in goodwill of $12.9 million, decrease in accounts payable of $500,638 and an increase in interest payable of $167,126. The primary sources of net cash provided by operating activities was a decrease in receivables from loan sold of $3.6 million, debt discount expense of $2.9 million relating primarily to beneficial conversion debt discount, decrease accounts payable of $170,574, decrease in other assets of 35,112, stock based expenses of $2.1 million, increase in prepaid expenses of 110,299, increase in accounts receivable of $115,922, increase in minority shareholder interest of $42,165, increase in stock subscription payable of $82,150 and a decrease in interest payable of $6,396 for the nine month period ending September 30, 2005. As investors purchase loans, the amounts advanced for such loans through the warehouse lines of credit are paid. At that time, the receivables are cleared and the cash deposited in our operating account. These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.

Net cash used for investing activities during the first nine months of fiscal 2006 was $25.4 million primarily related to fixed assets purchased by acquisitions, which occurred during the period. Net cash used for investing activities during the first nine months of fiscal 2005 was $16,733 which was attributable to the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $76.2 million. The consisted of $28.8 million on advances from lines of credit, proceeds related to related notes payable of $40,550, proceeds of notes payable of $1.4 million, payments of notes payable of $450,000 and issuance of preferred stock of $44.3 million. Net cash provided by financing activities for the nine months ended September 30, 2005 was $1.5 million. This consisted primarily of net payments under the warehouse lines of credit of $1.7 million, net payments of notes payable of $13,252, proceeds of notes payable related party of $250,000, issuance of common stock of $29,655, as well as dividends paid of $69,481.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2006, the Company issued shares of its common stock to the following:

•	24,431,120 shares issued to employees as deferred compensation with a total value of $932,814.

•	10,510,000 shares issued to individuals as settlement of accounts payable with a total value of $409,890.

•	85,588,272 shares issued to individuals for legal and consulting services with a total value of $3,466,693.

•	150,000 shares issued to an individual as settlement of debt with a total value of $5,850.

•	80,000,000 shares issued for acquisition of Allstate Funding Corp.

Item 3.	Defaults Under Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

During the nine months ended September 30, 2006, the Company solicited consents of its shareholders and the results were as follows:

To approve an amendment to the Company Articles of Incorporation to increase the number of shares of Common Stock authorized to be issued from 100,000,000 shares to 500,000,000 shares.

Consent - 52,900,381	Against - 16,183,433	Abstain - 675

To approve an amendment to the Company’s Articles of Incorporation to effect a name change to Shearson Financial Network, Inc.

Consent - 52,900,381	Against - 16,183,433	Abstain - 675

Item 5.	Other Information.

None.

Item 6.	Exhibits

Description of Exhibit	Exhibit No.

302 Certifications	31

(i) Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

(ii) Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

9906 Certifications	32

(i) Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHEARSON FINANCIAL NETWORK, INC.

Date:	November 20, 2006
		By:	/s/ Michael A. Barron
Michael A. Barron
Chief Executive Officer

Date:	November 20, 2006
		By:	/s/ Theresa Carlise
Theresa Carlise
Chief Financial Officer (Principal Accounting Officer)