Form 10QSB/A
period 2006-09-30
SHEARSON FINANCIAL NETWORK INC
filed 2006-12-08
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(as amended December 8, 2006)
(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2006

000-32745
Commission File Number

SHEARSON FINANCIAL NETWORK, INC.

(Exact name of Registrant as Specified in its Charter)

Nevada	88-0471353
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2470 St. Rose Parkway, Suite 314
Henderson, Nevada 89074
(Address of Principal Executive Offices including Zip Code)

(702) 868-7900
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

SHEARSON FINANCIAL NETWORK, INC.
FORM 10-QSB/A
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

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$4,450,211	$(7,488,862)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation	461,028	566,202
Stock based expenses	3,401,230	2,130,578
Forgiveness of debt	(7,818,216)	--
Debt discount	72,933	2,904,110
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,419,825)	(115,922)
(Increase) decrease in mortgage loans held for sale	(31,295,926)	3,665,026
(Increase) decrease in loan receivable	(2,073,375)
(Increase) decrease in prepaid expenses	(953,124)	(110,299)
(Increase) decrease in goodwill	(12,896,363)	--
(Increase) decrease in other assets	(927,007)	35,112
Increase (decrease) in accounts payable and accrued expenses	(500,638)	(170,574)
Increase (decrease) in stock payable	--	82,150
Increase (decrease) in interest payable	167,126	(6,396)
(Increase) decrease in minority shareholder interest	--	(42,165)
Net cash (used for) provided by operating activities	(53,331,884)	1,448,960
Cash flows from investing activities:
Purchase of fixed assets	(25,515,449)	(16,733)
Net cash used in investing activities	(25,515,449)	(16,733)
Cash flows from financing activities:
Net advances on lines of credit	31,548,850	(1,667,087)
Proceeds from related notes payable	40,550	250,000
Proceeds from notes payable	1,402,010	--
Payments of notes payable	(475,000)	(13,352)
Issuance of stock for settlement of payable	409,890	--
Beneficial debt conversion feature	927,007	--
Increase in capital for Allstate acquisition	1,920,000	--
Exercise of warrant	(1,726)	--
Issuance of preferred stock	44,250,000	--
Issuance of stock for debt settlement	5,850
Issuance of common stock	202,568	29,655
Dividends paid on preferred shares of subsidiary	--	(69,481)
Net cash provided by (used for) financing activities	80,229,999	(1,470,165)
Net increase (decrease) in cash and cash equivalents	1,382,666	(37,938)
Cash and cash equivalents, beginning of period	21,401	198,141
Cash and cash equivalents, end of period	$1,404,067	$160,203
Supplemental disclosure of cash flow information
Interest paid	$--	$--

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2005 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2006

					Additional		Total
	Common Stock		Preferred Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
							(Deficit)
Balance December 31, 2005	37,544,108	$37,544	--	$--	$20,926,149	$(28,831,673)	$(7,867,979)
Stock issued for services	85,588,272	85,588			2,468,419		2,554,007
Stock issued for debt	150,000	150			5,850		6,000
Stock issued for deferred compensation	24,431,120	24,431			932,814		957,245
Stock issued for AP settlement	10,510,000	10,510			409,890		420,400
Stock issued for acquisition	80,000,000	80,000			1,920,000		2,000,000
Preferred stock issued for acquisition			110,625	44,250,000			44,250,000
Exercise of warrant	1,725,911	1,726			(1,726)		--
Stock issuance	162,799	163					163
Debt discount related to beneficial conversion feature					1,000,000		1,000,000
Net income	--	--	--	--	--	4,450,211	4,,450,211
Balance September 30, 2006	240,112,210	$240,112	110,625	$44,250,000	$27,661,396	$(24,381,462)	$47,770,046

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

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter party’s performance is complete or the date on which it is probable that performance will occur. For the nine months ended September 30, 2006, the amounts that have been charged against income for those services were approximately $3,401,230.

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

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

4.
Conversion. Upon issuance, the Series A-1 Convertible Preferred Shares are not convertible until an amendment to the Corporation's Certificate of Incorporation is filed that increases the authorized shares of common stock. Upon filing and acceptance of the amendment pursuant to the General Corporation Law of the State of Nevada each share of Series A-1 Convertible Preferred Shares shall be converted into the Company’s common stock as stipulated per agreement.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

During the first nine months of fiscal 2006 and 2005 we had net cash (used in) provided by operating activities of ($53.3 million) and $1.4 million, respectively. The primary sources of net cash used in operating activities was stock based expenses of $3.4 million, forgiveness of debt of $7.8 million, debt discount expense of $72,933, increase in accounts receivable of $5.4 million, increase of mortgage loans held for sale of $31.3 million, increase in loan receivable of $2 million, increase in other assets due to the unamortized debt discount of $927,007, increase in prepaid expenses of $953,124, increase in goodwill of $12.9 million, decrease in accounts payable of $500,638 and an increase in interest payable of $167,126. The primary sources of net cash provided by operating activities was a decrease in receivables from loan sold of $3.6 million, debt discount expense of $2.9 million relating primarily to beneficial conversion debt discount, decrease accounts payable of $170,574, decrease in other assets of 35,112, stock based expenses of $2.1 million, increase in prepaid expenses of 110,299, increase in accounts receivable of $115,922, increase in minority shareholder interest of $42,165, increase in stock subscription payable of $82,150 and a decrease in interest payable of $6,396 for the nine month period ending September 30, 2005. As investors purchase loans, the amounts advanced for such loans through the warehouse lines of credit are paid. At that time, the receivables are cleared and the cash deposited in our operating account. These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.

Net cash used for investing activities during the first nine months of fiscal 2006 was $25.5 million primarily related to fixed assets purchased by acquisitions, which occurred during the period. Net cash used for investing activities during the first nine months of fiscal 2005 was $16,733 which was attributable to the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $80.2 million. The consisted of $31.5 million on advances from lines of credit, proceeds related to related notes payable of $40,550, proceeds of notes payable of $1.4 million, payments of notes payable of $475,000, issuance of stock for settlement of payable of $409,890, increase in capital for Allstate acquisition of $1.9 million, exercise of warrant for $1,726, issuance of stock for debt settlement of $5,850, issuance of common stock for $202,568 and issuance of preferred stock of $44.3 million. Net cash provided by financing activities for the nine months ended September 30, 2005 was $1.5 million. This consisted primarily of net payments under the warehouse lines of credit of $1.7 million, net payments of notes payable of $13,252, proceeds of notes payable related party of $250,000, issuance of common stock of $29,655, as well as dividends paid of $69,481.

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

SHEARSON FINANCIAL NETWORK, INC.

Date:	December 8, 2006
		By:	/s/ Michael A. Barron
Michael A. Barron
Chief Executive Officer

Date:	December 8, 2006
		By:	/s/ Theresa Carlise
Theresa Carlise
Chief Financial Officer (Principal Accounting Officer)