Form 10KSB
period 2006-12-31
SHEARSON FINANCIAL NETWORK INC
filed 2007-04-11
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number
000-32745

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

Issuer’s revenue as of December 31, 2006 approximately $8,532,953

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Aggregate market value of Common Stock held by shareholders based on the closing price of the registrant's Common Stock on the OTC: BB on February 28, 2007 was $ 6,031,308.

Number of outstanding shares of common stock as of February 28, 2007 totals 301,565,417.

Documents Incorporated By Reference : None

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

SHEARSON FINANCIAL NETWORK, INC.

PART I

This Annual Report contains forward-looking statements about the Company's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. There can be no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Shearson financial Network, Inc., actual results may differ materially from those indicated by the forward- looking statements.

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

Shearson Financial Network, Inc., formerly known as Blue Star Coffee, Inc. and Consumer Direct of America, (“CDA”) is a Nevada corporation formed in July, 2000 to sell specialty coffee beans, brewed coffee and espresso-based beverages through company-owned and franchised retail locations. In February 2002, Blue Star, which was then in the development stage, acquired all of the outstanding stock of Consumer Capital Holdings, Inc. and Consumer Capital Holdings became a wholly owned subsidiary of Blue Star. After its acquisition of Consumer Capital Holdings, Blue Star changed its name to Consumer Direct of America. On May 1, 2006, the Company changed its name to Shearson Financial Network, Inc., (“SFN”) is a direct-to-consumer mortgage broker and banker with revenues derived primarily from origination commissions earned on the closing of first and second mortgages on single-family residences (“mortgage loans” and “home equity loans”). The Company’s wholly owned subsidiary, Shearson Home Loans, formerly known as Consumer Direct Lending Inc. ("CDL") is a Nevada corporation formed in October 2001 to originate retail mortgages and to provide mortgage banking services. The board of directors of CDL approved to change the name of the Company from Consumer Direct Lending, Inc. to Shearson Home Loans on June 22, 2005. Shearson Home Loans establishes banking and correspondent relationships with major lenders and banks.

The Company has acquired and intends to acquire other businesses in the direct-to-consumer mortgage brokerage business and may acquire other businesses that are outside the direct-to-consumer mortgage brokerage business. The Company believes it has the infrastructure, systems, direct marketing call center support and operational management necessary to properly integrate more acquisitions in order to establish and support a national network. At present, the Company sells its loan servicing through correspondent relationships with BNC, Countrywide, Impac and Aegis.

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

On June 6, 2002 Shearson Financial Network, Inc., acquired Lending Servicing Corporation dba Las Vegas Mortgage (“LSC”) a Nevada corporation through a stock exchange and cash effected pursuant to an Acquisition Agreement dated June 6, 2002 (the “Agreement”). Pursuant to the Agreement the stockholders of LSC transferred to the Registrant all of the issued and outstanding shares of capital stock of LSC and the Registrant issued to the stockholder of LSC an aggregate of 120,000 post split shares of the common stock par value $0.02, per share, of the Registrant and $100,000 in cash. The amount of consideration was determined by arms length negotiations between the Registrant and the stockholders of LSC.

On November 20, 2003, Shearson Financial Network, Inc. acquired Pro Mortgage Corp.(“PRO” or “Pro Mortgage”), a California corporation through a stock exchange effected pursuant to an Acquisition Agreement dated November 20, 2003 (the “Agreement”). Pursuant to the Agreement, the two stockholders of PRO transferred to the Registrant all of the issued and outstanding shares of capital stock of PRO and the Registrant issued to the two stockholders of PRO an aggregate of 150,000 post split shares of the common stock, par value $0.02, per share, of the Registrant, PRO has conducted its mortgage brokerage finance business under the name PRO Mortgage. The amount of the considerations was determined by arms-length negotiations between the Registrant and the stockholders of PRO.

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

On February 7, 2006, Shearson Financial Network, Inc. agreed to sell Shearson Home Loans, Inc., a Nevada Corporation ("SHL"), and wholly owned subsidiary of Shearson Financial Network, Inc., Inc. ("CDA"), to Paragon Financial Corporation (PGNF), pursuant to the terms and conditions of a Share Exchange Agreement dated February 7, 2006 (the "Exchange Agreement") among CDA, SHL and PGNF. Pursuant to the Exchange Agreement, PGNF acquired all of the common stock of SHL for 149,558,791 shares of PGNF common stock and 79 shares of PGNF Series F Preferred Stock (convertible into 443,217,018 shares of PGNF Common Stock), valued at approximately $16,000,000. Each share of the Series F Preferred Stock automatically converts into 5,610,342 shares of PGNF common stock upon the filing of an amendment to PGNF articles. Immediately prior to entering into the Exchange Agreement, PGNF had 119,566,360 shares of PGNF common stock outstanding. In addition, PGNF had outstanding warrants to purchase 18,531,592 shares of PGNF common stock and outstanding debt convertible into 4,846,000 shares of PGNF common stock arriving at an exchange ratio of 4 to 1.

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

RPT is a leading real estate information company with headquarters in New York.  We had planned to integrate RPT into Shearson Financial Network and operate RPT as a separate data network as the database has numerous marketing advantages for our mortgage operations.

On March 27, 2007, the Company rescinded its agreement with RPT. The parties believed that the Exchange was not as beneficial as anticipated to both parties, and desire to rescind said agreement effective December 31, 2006. The parties shall remain in the same position as that they were prior to the execution of the Exchange Agreement.

On June 9, 2006, we agreed to acquire certain assets and defined liabilities of eHome CreditCorp. (“EHC”), a New York corporation (“EHC”), from its shareholders (“shareholders”), pursuant to the terms and conditions of an Asset Purchase Agreement (the “Agreement”) among SHAREHOLDERS, EHC and us. Pursuant to the Agreement, we exchanged 7,500 shares of our Series A-1 Preferred Stock valued at approximately $3,000,000. Each share of the Series A-1 Preferred Stock has a stated value of four hundred dollars ($400.00). The acquisition of EHC diversifies our mortgage operations and our mortgage banking capability. EHC is a leading mortgage banker with headquarters in Garden City, New York. We have integrated EHC into our previously completed acquisition of Shearson Homes Loans and use the brand name Shearson Home Loans for all of our mortgage operations.

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

CHL is a regional mortgage banker with headquarters in Mellville, New York, and is licensed to lend in several states including New York and California. The agreement was subject to the approval of the New York State Banking Commission. We had planned to integrate CHL into our previously completed acquisition of Shearson Homes Loans.

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

Pursuant to the Agreement, the Company is assuming 50% of the debt owed to the Allstate Shareholder which shall be no greater than $1.25 million dollars. Pursuant to the Agreement, the Company, at its sole option, may immediately convert said debt any time after the July 29, 2006 (the “Closing”) , to three thousand (3,000) shares of Series A-1 Convertible Preferred Stock of the Company with a value of $400.00 per share. Said shares shall have a liquidation preference such that upon the investment funding in an amount in excess of ten million dollars by an investment company into the Company, holder may require the Company to liquidate the Series A-1 Convertible Preferred Stock into $1.25 million dollars in cash from the proceeds from said funding. In the event the Company does not secure an investment by an investment company within six months from the Closing, then the holders will have the right to convert the Series A-1 Convertible Preferred Shares into common stock at the conversion price of $0.025 per share for a total of 48 million shares. The Company will use its best efforts to cause a registration statement to be filed pursuant to the conversion of the shares into common stock.

Competitive Legislative Advantage of SFN

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

If the bill, as last reviewed, passes, the Mortgage Brokers will be forced to make the transition to banking, become a “net branch” of an existing mortgage banking operation or be acquired by someone like Shearson Financial Network, Inc. To remain a mortgage broker in a clearly disadvantaged position will ultimately lead to failure in the business.

It should be noted that many “net branch” arrangements as currently practiced are not recognized as legal operations according to HUD. The net branches are prohibited from originating FHA loans under such an arrangement. Additionally, as net branch operations, the branch manager receives no equity for his contributions to the parent banking company. In the case of SFN, there is value received, as additional compensation can be earned through production and a viable exit strategy is provided.

This pending legislation will provide additional momentum for large successful brokerage houses to make the transition to a wholly owned subsidiary of Shearson Financial Network, Inc.

Growth Strategy

We plan to continue our growth strategy through the acquisition and affiliation of mortgage brokerage firms who do not currently bank their own production. By providing more efficient services to these smaller firms, bank products, and other services not readily available to smaller companies, we can accrete loan volume without having to "organically" grow the business. Banking of the accreted loan volume generates windfall revenue to the Company. Thus the rate of growth of our revenue stream is dramatically accelerated.

The Company's principal short-term focus is to:

o	establish relationships with 30 mortgage brokerage companies;
o	increase the number of installations with the Company's existing mortgage brokerage branches.

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

Products

We offers a competitive range of mortgage loan products to provide flexibility to mortgage loan brokers and our retail division. These products vary in loan-to-value ratio and income requirements as well as other factors. The following is a list of our primary standard products:

o
Conforming Mortgage Products -- Adjustable and fixed rate loan programs that meet the guidelines for purchase by government-sponsored entities, such as FNMA and FHLMC which guarantee mortgage backed securities, and by permanent investors in mortgage backed securities secured by, or representing ownership in, such mortgage loans.

o
Alt A Mortgage Products -- Alternative-A loans are adjustable and fixed rate loans that usually do not meet FNMA and FHLMC guidelines due to various reasons. These loans usually do not meet this guideline because they require a reduced amount of income verification and may exceed these agencies maximum loan-to-value ("LTV") guidelines. These loans are sold to institutional investors such as Credit Suisse First Boston, Banco Popular and Bear Stearns.

o
Second Mortgage Program -- Fixed rate amortizing and fixed rate with a balloon payment programs that are limited to borrowers we identify as A+ through B credit, risks, with a maximum combined loan-to-value ratio equal to 90%.

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

Loan Origination

We originate both purchase and refinance mortgage loans. The percentage of refinance loans as compared to total volume for the year ended December 31, 2006 was 54.3% and 56.8% for the year ending December 31, 2005.

We originate loans primarily through three different channels. The first is directly through our "corporate" retail division. This division deals directly with the client. Most of the retail loans are referred to us through real estate agents or past clients. The remaining clients are generated through various marketing techniques such as direct mail, telemarketing, or various lead providers. We have closed this division in the early part of its fiscal year and has decided to focus its attention on the two remaining channels, as discussed below. The corporate retail loans comprised 1.7% of our loan volume for the year ended December 31, 2006 as compared to 7.7% of our loan volume for the year ended December 31, 2005.

The second method of origination is through our branch network of retail branches. A retail branch is where all related branch expenses must be paid for through branch revenues and the manager of the branch is compensated only through the branch profits. We have concentrated on developing this area of our business in recent months because we believe this is one of the most cost effective and efficient ways to increase loan originations. The net branches comprised 92.3 % of the volume for the year ended December 31, 2006 and 92% of the loan volume in the fiscal year ended December 31, 2005. As of December 31, 2006 we had 13 retail branches licensed in 33 states. These branches are located in areas close to potential borrowers and referral sources. Being located near these referral sources better enables us in developing referral business. Our goal is to continue to develop and maintain recurring referral sources. To supplement branch business, we continue to develop lead programs through various providers.

Underwriting Process

Loans originated through the corporate retail division or retail branches require processing. Processing procedures vary depending on specific loan program and investor requirements. Loan applications are reviewed and verified for accuracy. The verification process includes, but is not limited to: (i) evaluation of the borrower's credit worthiness by obtaining a formal credit report through an approved credit agency, (ii) third party verification of the applicant's income and deposit information, and (iii) obtaining a preliminary title and appraisal report. Once processing is complete, the file is sent on to underwriting.

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

Management evaluates the underwriting guidelines on an ongoing basis and periodically modifies them to reflect current assessments of various issues relating to underwriting analysis. In addition, as new loan products are developed, we adopt underwriting guidelines that we believe are appropriate for the new products. All loans are underwritten to the standards of the intended purchasers of the loans. We make certain representations and warranties customary in the industry relating to, among other things, accurate information, program standards, and compliance with laws and regulations. If we are found to have breached such a representation or warranty, we could be required to repurchase the loan.

Quality Control

We have implemented a loan quality control process to help enforce sound lending practices and compliance with our policies and procedures as well the compliance requirements of agencies such as HUD, Fannie Mae and the requirements of other purchasers of mortgages. On February 28, 2007, Shearson Home Loans was approved as a HUD approved lender. Prior to funding a loan, we perform a "pre-funding quality control audit" in which our staff re-verifies the borrower's credit history and employment, using automated services as well as verbal verifications. In addition, an independent appraiser appraises properties that will potentially secure the mortgage loans. A qualified licensed independent appraiser must conduct all appraisals and the appraisal must conform to the Uniform Standards of Professional Appraisal Practice adopted by the Appraisal Standards Board of the Appraisal Foundation. Our personnel also review every appraisal to confirm the adequacy of the property as collateral prior to funding.

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

Loan Funding

Loans that are closed using our own credit facilities are funded through short term borrowing on our warehouse lines of credit. We pay interest on funds advanced under the warehouse line of credit at a pre-negotiated rate. The rate at which we borrow is variable in nature and typically averages between 6.5% and 8.5%. We currently have approval for $20,000,000 in warehouse capability. We have our primary warehouse line of $10 million with Warehouse One and a provision in the facility for an additional $10,000,000. The facilities are secured by the mortgage loans financed through the line, related mortgage servicing agreements, of which we repay the outstanding balance under the warehouse line with the proceeds from the sale of mortgage loans. The additional proceeds earned from loan sales also replenish working capital.

The loan agreement with the Warehouse One contains two restrictive covenants relating to tangible net worth of not less than $4,750,000 and a debt to equity ration no greater than 10:1. Currently we are in compliance with the debt covenants as the loan is with the Company’s subsidiary, Shearson Home Loans, which equity is $5.4 million at December 31, 2006. Should we not comply with the restrictive covenants, there is the possibility that we may lose the credit facility at any time, which would cause a negative impact on the way we do business and a material adverse effect on our results of operations and financial condition.

Payment of cash dividends or redemption of shares is also restricted to net income after the date of the applicable agreement computed on a cumulative basis.

Sale of Loans

The percentage of originated loans that were funded using our warehouse lines of credit was 12.4% of the total volume as compared to 17.3% of the total dollar volume for the year ended December 31, 2005. We generally sell substantially all of the loans originated. Once we have funded a loan through a credit facility, the next objective is to sell the loan as quickly as possible, which typically happens in ten to fifteen business days. In some instances we hold the loan for sale and may be unable to sell the loan. A reconciliation package is prepared for our accounting department. The file then moves on to the shipping department where it is copied and stacked to specific investor guidelines. After we receive the final closing statement, usually two to three days after funding, the file is sent to the appropriate investor and revenue is recognized. We typically make general representations and warranties to purchasers of the mortgages relating to borrower disclosures, closing procedures, credit documentation, follow-up documentation and accuracy of representations. In many cases, purchasers of the mortgages will require language in the documentation mandating that we return all or a portion of the premium and any premium paid for servicing rights for loans that are paid off early, typically prior to the end of the first six months. In most cases, we are only liable for premium recapture if the loan is being prepaid as a result of a refinancing through us or one of our affiliates.

Purchasers of loans vary from time to time as the purchasers get in and out of the market. For the year ended December 31, 2006 one buyer purchased in excess of 10% of our production funded on our warehouse lines of credit. For the year ended December 31, 2005, one buyer purchased in excess of 10% of our production funded on our warehouse lines of credit: Countrywide purchased 90%. Our secondary marketing department chooses the purchaser for a particular loan. Commitments to purchase loans are made on a loan-by-loan basis. We are not required to provide a certain number of loans to any purchaser.

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

Lender Relations

Today's mortgage lenders are seeking bigger shares of the market at less cost to them. As of December 31, 2006, the following lenders were represented Countrywide Funding Corporation, BNC Mortgage Corporation of America, IMPAC Funding Corporation and Greenpoint.

Regulation

The consumer finance industry is highly regulated; therefore we are is subject to extensive and complex rules and regulations of, and examinations by, various federal, state and local government authorities. These rules impose obligations and restrictions on our loan origination, credit activities and secured transactions. In addition, these rules limit the interest rates, finance charges and other fees that we may assess, mandate extensive disclosure to borrowers, prohibit discrimination, and impose multiple qualifications and licensing obligations. Failure to comply with these requirements may result in, among other things, loss of HUD approved status, demands by purchasers of mortgages for indemnification or mortgage loan repurchases, exercise of rights of rescission of mortgage loans by borrowers, class action lawsuits by borrowers, administrative enforcement actions, and civil and criminal liability. Currently the Company is an approved HUD lender. We use our quality assurance program to monitor compliance and, based upon assessments of our compliance staff, believe that we are in compliance with applicable rules and regulations in all material respects.

Our loan origination activities are subject to the laws and regulations in each state in which we conduct lending activities. For example, state usury laws limit the interest rates that we can charge on our loans. In connection with plans to expand our geographic reach, we have investigated requirements in additional states. We currently hold licenses or exemption certificates in thirty-three states. We do not have operations or significant loan activity in all of these states at this time. Our current operations and loan activity is primarily in California. California originations made up 44.9% of our total volume based on units. Our lending activities are also subject to various federal laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. We are not currently making loans subject to the Homeownership and Equity Protection Act of 1994. More specifically, we are subject to disclosure requirements under the Truth-in-Lending Act and Regulation Z promulgated thereunder. The Truth-in-Lending Act is designed to provide consumers with uniform, understandable information relating to specify terms and conditions of loan and credit transactions and, by standardizing the form of information provided, facilitate comparisons among available credit options. The act also gives consumers the right to change their minds about a credit transaction by guaranteeing consumers a three-day right to cancel some credit transactions, such as loans of the type we originate. In addition, the Truth-in-Lending Act gives consumers the right to rescind the loan transaction if the lender fails to provide the required disclosures to the consumer. We are also required to comply with the Equal Credit Opportunity Act of 1994 and Regulation B promulgated thereunder, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act of 1975 and the Home Mortgage Disclosure Act of 1975. The Equal Credit Opportunity Act prohibits lenders from discriminating against an applicant for a loan on the basis of race, color, sex, age, religion, national origin or marital status. Regulation B prohibits lenders from requesting some types of information from loan applicants. The Fair Credit Reporting Act requires lenders to supply applicants with information relating to the denial of any loan application. Beginning with loans originated in 1997, the Home Mortgage Disclosure Act requires that we file annual reports with HUD for collection and reporting of statistical data in loan transactions. The Real Estate Settlement Procedures Act mandates disclosures concerning settlement fees and charges and mortgage servicing transfer practices. It also prohibits the payment or receipt of kickbacks or referral fees in connection with the performance of settlement services.

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

Competition

The mortgage market is intensely competitive and rapidly evolving, and competition is expected to intensify even more in the future. We compete mainly on the selection of mortgage products we offer and on customer service. Barriers to entry are minimal, and competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Further, there can be no assurance that our competitors and potential competitors will not develop services and products that are equal or superior to those of Shearson Financial Network or that achieve greater market acceptance than our products and services. We currently compete with traditional mortgage companies and Internet companies offering mortgage and real estate related services, including, but not limited to:

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

Finally, we will need to continue developing our technology to facilitate transactions for both consumers and lenders, as well as to permit lenders and any strategic partners to integrate their services easily and seamlessly with those of Shearson Financial Network, Inc.

Licensing and Regulation of Mortgage Brokerage Loan Business

We are licensed as a mortgage banker and broker, and are otherwise authorized to originate mortgage loans in thirty-three states. Our mortgage brokerage operations are subject to extensive regulation by federal and state authorities. The United States Department of Housing and Urban Development (“HUD”) regulates certain aspects of the mortgage lending business. The Real Estate Settlement Procedures Act of 1974 (“RESPA”), a Federal statute, requires that certain disclosures, such as a Truth-in-Lending Statement, be made to borrowers and that certain information, such as the HUD Settlement Costs booklet, be provided to borrowers. The Fair Housing Act prohibits among other practices, discrimination, unfair and deceptive trade practices, and requires disclosure of certain basic information to mortgagors concerning illicit terms. If the Company fails to comply with such regulations, possible consequences could include loss of approved status, demands for indemnification, class action lawsuits, and administrative enforcement actions.

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

In California, regulation and licensing of mortgage brokers falls under the California Department of Real Estate (DRE). Other than banking industry employees, who are exempt from DRE licensing requirements, individuals engaged directly in the origination of loans or the dissemination of certain information are required to be licensed by the DRE. Accordingly, Shearson Financial Network, Inc. and some of its affiliates will be required to be licensed in accordance with the differing requirements of the various states in which offices and operations are established. Failure by Shearson Financial Network, Inc. to comply with the multitude of government regulations and licensing requirements to which we are subject could have a material adverse effect on our business, financial condition and results of operations.

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

Employees

As of December 31, 2006, we had 39 full-time employees, of whom 26 were in administrative and 13 were at the branch locations. We believe that relations with our employees are good.

Item 2.	Description of Property.

We lease approximately 17,538 square feet of general office space in premises located at 2470 St. Rose Parkway, Henderson, Nevada and 8 Hughes Parkway, Irvine, California. Our lease for these spaces expires in July 2009 and November 2009, respectively.

The Henderson lease provides for monthly payments of $8,600. The square footage of this space is 5,400. The Irvine lease is for approximately 12,138 square feet with a monthly rent of $18,365.

We evaluate on a continuing basis the suitability and adequacy of all of its branch office locations, and has active programs of relocating or closing any as necessary to maintain efficient and attractive facilities. We believe that our present facilities are adequate for its operating purposes. The branch locations are leased independently of the Company.

Our branch offices are located at:

Name	Address

Allstate Santa Margarita	Rancho Santa Margarita, CA
Allstate Newport Beach	Newport Beach, CA
Allstate Irvine 2	Irvine, CA
Allstate Woodland Hills	Woodland Hills, CA
Allstate Irvine 3	Irvine, CA
Allstate Huntington Beach	Huntington Beach, CA
Allstate San Clemente	San Clemente, CA
Allstate Newport Lending	Irvine, CA
Allstate Hesperia	Hesperia, CA
Allstate Plantation	Plantation, FL
Allstate Hawaii	Kalua Kona, HI
Allstate Salem	Salem, OR
Shearson Home Loans	Henderson, NV

Item 3.	Legal Proceedings.

We are party to claims from time to time, not required to be disclosed in accordance with Item 103 of Regulation S-B. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations, litigation is subject to inherent uncertainties.

On April 14, 2004, we commenced an action against Consulting Services LLC. On April 19, 2004, Consulting Services LLC instituted a counterclaim against us. Both claims are contented by the parties to be of a breach of contract nature from a certain Asset Acquisition Agreement that we claim we never consummated therefore services are not liable under the agreement. The counterclaims of a similar nature which we are claiming no liability and Consulting Services LLC is asking for the amount of stock agreed to be given for services per the acquisition agreement of approximately 2.7 million shares of our stock valued at the time to be approximately $1.8 million and $655,321 for certain liabilities we were to assume per the agreement upon closing. We are asserting our position of no liability and asking for approximately $712,859 of which was advanced to Consulting Services prior to the knowledge that the transaction was not closing. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for the above legal proceedings could change in the future.

IndyMac v. Consumer Direct. This is an action by IndyMac Bank against Ocean West Enterprises, Inc., Ocean West Holding Corporation and Consumer Direct of America (“CDA”) asserting causes of action for Breach of Contract and Account Stated. The action arises as a result of a purported agreement between IndyMac Bank and Ocean West where Ocean West would sell and IndyMac would purchase mortgages. IndyMac claims that it later identified nine loans that it purchased from Ocean West which allegedly did not meet the terms and conditions it required and as a result, it suffered losses in the amount of $779,700. Thereafter it alleged that IndyMac and Ocean West entered into a number of different settlement agreements whereby Ocean West would make periodic payments to IndyMac on a reduced claim of $289,033, however, if the payments were not received as scheduled, IndyMac would be entitled to the full amount due plus interest. Ocean West failed to make timely and regular payments and this action was initiated.

CDA was never served with the Summons or Complaint or any other pleading in this action until very recently, when it received a certificate of certified mailing Re: Notice of Filing Exemplified Judgment advising that a Court in California had entered a default judgment against it in the amount of $604,391.27. CDA had not been served with any prior pleading. As such, counsel for CDA has prepared and filed Motions to Set Aside and Void the default Judgment as it pertains to CDA.

Item 4.	Submission of Matters to a Vote of Security.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common stock has been traded in the over-the-counter bulletin board (OTCBB) governed by the NASD. Our common stock trades under the symbol "SFNN.OB". The quotations listed below reflect interim dealer prices without retail mark-up mark-down or commission and may not represent actual transactions. Trading of our stock has been minimal with limited or sporadic quotations and therefore we believe there is no established public market for the common stock.

The following table sets forth the high and low bid quotations per share of the Company’s registered securities for each quarter during the last two fiscal years, as reported by the OTCBB.

	Common Shares
Year Ended December 31, 2006:	High	Low

Quarter Ended March 31, 2006	$0.16	$0.06
Quarter Ended June 30, 2006	$0.06	$0.02
Quarter Ended September 30, 2006	$0.02	$0.01
Quarter Ended December 31, 2006	$0.05	$0.02

Year Ended December 31, 2005:	High	Low

Quarter Ended March 31, 2005	$0.13	$0.04
Quarter Ended June 30, 2005	$0.17	$0.05
Quarter Ended September 30, 2005	$0.40	$0.12
Quarter Ended December 31, 2005	$0.60	$0.22

As of December 31, 2006, there were approximately 556 stockholders of record of our common stock. The transfer agent for our Common Stock is Continental Stock Transfer and Trust Company.

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

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

Critical Accounting Policies

As set forth in greater detail in the Footnote (1) to Shearson Financial's financial statements “Summary of Significant Accounting Policies”, the Company recognizes revenue upon sale of a loan when the documents are shipped to the independent investors, and all rights have passed and the Company has become obligated to convey the loan, thereby isolating the transferred assets from the Company and fulfilling all criteria of SFAS No. 140. If these criteria were not met, then revenue recognition would be delayed until the proceeds were subsequently received from the investors, typically within the following month.

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

During the fiscal year ended December 31, 2006, we made 2,092 loans with an aggregate dollar value of approximately $503 million compared to 1,219 loans with an aggregate dollar value of approximately $223,444,389 for the year ended December 31, 2005. This represents an increase in the number of loans of 873 per year or 71% increase. Most of the loans originated were in principal amounts averaging $240,439.

Consolidated revenues from origination, sale of loans and fee revenue generated by contract services increased 25% during the fiscal year ended December 31, 2006 or $1.7 million from the year ending December 31, 2005. The increase is primarily due to the Company’s acquisition of mortgage brokerages.

Selling, general and administrative expenses decreased 11.6% or $1.3 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Salary and payroll taxes increased $82,000 or 8.2%, professional fees increased 22.2% or $675,000, which was offset by a decrease in SGA of 50.6% or $2 million, for the year ended December 31, 2006 as compared to the same period in 2005. The decrease is primarily due to the elimination of operating costs related to the decrease in overhead by the Company’s acquisition efforts.

The Company incurred costs associated with the debt discount amortization related to the beneficial conversion features in the amount of $167,883, for the year ended December 31, 2006 and $2,904,110, for the year ended December 31, 2005.

Depreciation decreased $20,634 or 3% for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Depreciation increased 50,909 or 8% for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

Interest expense increased $509,849 or 276.7% to $694,139 for the year ended December 31, 2006 as compared to 184,290 for the year ended December 31, 2005. The increased is related to an increase in interest rates on several of its existing notes as well as an increase in borrowings.

Shearson Financial Network had a loss from operations of $3.8 million for the year ended December 31, 2006 compared to loss of $6.8 for the year ended December 31, 2005. We had net income of $2.8 million for the year ended December 31, 2006, a net loss of $11.0 for the year ended December 31, 2005 and a net loss of $11.3 million for the year ended December 31, 2004. The primary reason for increase in profit was a increase in revenues, decrease in SGA and the forgiveness of three notes totaling $7.8 million. The loss in the prior year related to the costs associated with the consolidation of the Company’s operations and by eliminating non profitable units and restructuring the Company’s base of operations to eliminate certain costs to outsourcing.

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

Since inception through December 31, 2006, the Company has an accumulated deficit of $26,074,241; however for the year ended December 31, 2006, the Company incurred a profit of $2.8 million. Should the Company not be able to maintain its profitability this would raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph on our independent auditors' report on the December 31, 2006 consolidated financial statements, which are included with this amended annual report.

Net cash used for operating activities for the year ended December 31, 2006 was $20.3 million compared to net cash provided by operating activities for the year ended December 31, 2005 of $5.9. The primary sources of cash used for the year ended December 31, 2006 was from net income of $2.8 million, an increase in loans available for sale of $18.9 million, increase in accounts receivable and receivables from loans sold, net of $890,000, a decrease in prepaid expenses of $319,213, an increase in other assets of $353,000, decrease in accounts payable of $334,176, increase in interest payable of $216,000, depreciation of $664,000, amortization of debt discount expense of $168,000, increase in minority shareholder interest of $87,000, forgiveness of debt of $7.8 million and stock based expenses of $3.8 million. As investors purchase loans, the amounts advanced for such loans through the warehouse line of credit are paid. At that time, the receivables are cleared and the cash deposited in our operating account. These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling. The primary sources of cash provided by the year ended December 31, 2005 was from an decrease in loans available for sale of $10.1 million, an decrease in accounts receivable of $123,391, an decrease in prepaid expenses of $177,650, an decrease in other assets of $3.7 million, decrease in goodwill of $732,105, decrease due to sale of asset of $560,417, decrease in goodwill of $732,105, decrease in accounts payable of $2 million, increase in interest payable of $88,111 which is offset by the Company’s net loss of $10.9 million, depreciation of $684,820, write down of capitalized investment of 352,829 and stock based expenses of $3.0 million.

Net cash used in investing activities during the year ended December 31, 2006 was $5,660, which was primarily used to purchase property and equipment. Net cash provided by investing activities during the year ended December 31, 2005 was $150,769, 12,209 was used to purchase equipment and $162,978 related to the fixed asset disposition relating to Ocean West.

Net cash provided by financing activities for the year ended December 31, 2006 was $20.3 million, consisting primarily of $18.6 million in advances on line of credit, proceeds of related notes payable of $148,000, payments of notes payable of $300,000, proceeds of notes payable of $1.6 million, issuance of common stock of 242,000 and exercise of warrant of 1,726. Net cash used for financing activities for the year ended December 31, 2005 was $6.2 million, consisting primarily of $8.4 million in advances on line of credit, proceeds of related notes payable of $617,846, payments of notes payable of $66,799, payments of long term debt of $493,759, treasury stock redeemed for services of $271,600, sale of Ocean West $1,966,393 and preferred dividends of $69,481 paid to former subsidiary.

Based on dollar volume, during the year ended December 31, 2006 we funded approximately 12.4% of our loans through our warehouse credit facilities as compared to 17.3% of the total dollar volume for the year ended December 31, 2005. Loans that are closed using our own credit facilities are funded through short term borrowing on our warehouse lines of credit. We pay interest on funds advanced under the warehouse line of credit at a pre-negotiated rate. The rate at which we borrow is variable in nature and typically averages between 6.5% and 8.5%. We currently have our primary warehouse line of $10 million with Warehouse One with a provision in the facility for an additional $10,000,000. The facilities are secured by the mortgage loans financed through the line, related mortgage servicing agreements, of which we repay the outstanding balance under the warehouse line with the proceeds from the sale of mortgage loans. The additional proceeds earned from loan sales also replenish working capital.

The loan agreement with the Warehouse One contains two restrictive covenants relating to tangible net worth of not less than $4,750,000 and a debt to equity ration no greater than 10:1. Currently we are in compliance with the debt covenants as the loan is with the Company’s subsidiary, Shearson Home Loans, which equity is $5.4 million at December 31, 2006. Should we not comply with the restrictive covenants, there is the possibility that we may lose the credit facility at any time, which would cause a negative impact on the way we do business and a material adverse effect on our results of operations and financial condition. As of December 31,2006 and 2005, the balance on this facility was $779,492 and $0, respectively.

Allstate Home Loans, Inc., which the Company acquired 85% of the outstanding stock on July 27, 2006, has a line of credit with IMPAC and RFC. The IMPAC line is a credit facility for $50,000,000, charged interest averaging between 6.5% and 8.5% and is personally guaranteed by Greg Shanberg, former President of Allstate Home Loans. The RFC line of credit is a $30,000,000 facility, charges interest averaging between 6.5% and 8.5% and is personally guaranteed by Greg Shanberg, former President of Allstate Home Loans and Shearson Home Loans. The facility contains restrictive covenants of which tangible net worth must be greater than $4,000,000, debt leverage ratio must not exceed 15:1 and which cash must not be less than $800,000. Allstate Home Loans, Inc. currently does not meet the cash requirement and is in default. The facilities are collateralized by the related mortgage loans receivable.

Management currently believes that cash flows from operations should be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2007 however, if they are not, management will seek equity funding from the public capital markets , so long as there are no material adverse changes to the terms or availability of our warehouse lines of credit, we believe we can meet our liquidity and capital needs at current production levels at least through fiscal 2006. However we are currently exploring possible liquidity sources either through additional borrowings or potential capital partners to enable us to increase our loan production and expansion. Future offerings are probable in order to fund the acquisition growth by the Company. The Company anticipates raising equity capital in the amount of $2.0 million during 2006 in order to fund the integration of this growth. If such financing is not available on satisfactory ters, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any equity financing could result in dilution to existing stockholders.

Interest Rate Risks

The uncertainty, which potentially has the single largest effect on the results of our operations, is interest rate trends. Trends in interest rates are not only important to the refinance business, but are also very important in the purchase market as well. As interest rates rise, more individuals are eliminated as potential borrowers. The reason for this is simple - as interest rates get higher, so do the mortgage payments. Higher payments mean fewer people have the ability to qualify for loans. Historically, a rising interest rate market is more difficult for mortgage bankers like us to deal with than for banks. The reason for this is that banks tend to have an advantage in an adjustable rate market, because banks have the ability to hold loans and, therefore, can be more creative in designing adjustable rate loans to fit the borrower's needs. Mortgage bankers are limited to loan products that can be sold in the secondary market or securitized. These programs have become more competitive in recent years, but banks still retain a competitive advantage.

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

o
Although the Company has a profit for the year ended December 31, 2006 of $2.8 million, the Company has suffered recurring losses from operations, has an accumulated deficit as of December 31, 2006 of $26,074,241, that raise substantial doubt about the Company’s ability to continue as a going concern;

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

Our ability to originate and purchase mortgage loans depends to a large extent upon our ability to secure financing upon acceptable terms to fund and hold the mortgage loans until sold. We currently fund all but a few of the mortgage loans we purchase and originate through credit facilities with commercial banks and financial institutions collateralized by loan purchase agreements. On rare occasions, we fund loans out of cash flow without using our credit facilities. These agreements are generally terminable at will by either party and must be renewed each year. Our borrowings are in turn repaid with proceeds received when mortgage loans are sold. We currently rely on Warehouse One to provide our primary credit facilities for our loan originations and purchases. Any failure to renew or obtain adequate funding under our financing facilities or other financing arrangements, or any substantial reduction in the size of or increase in the cost of such facilities, could have a material adverse effect on our business, results of operations and financial condition. To the extent we are not successful in maintaining or replacing existing financing, we may have to curtail our mortgage loan origination and purchase activities, which could have a material adverse effect on our operations and financial condition.

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

We are likely to originate and sell fewer mortgage loans if interest rates rise. In periods of rising interest rates, historically the demand for mortgage loans has declined which could result in lower revenues for us. The refinancing segment of the mortgage business is usually the first segment affected. The reason is that as interest rates rise, the costs of refinancing outweigh any interest rate saving eliminating those who are refinancing solely to reduce their interest rate. For the year ended December 31, 2006, refinance loans made up approximately 54.9% in total dollar volume of our loans. Rising interest rates also affect the purchase segment of the mortgage business. As interest rates increase, payment amounts rise decreasing the number of potential borrowers who feel they can afford the payments and who qualify for the mortgages.

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

We must depend on brokers to be accurate in their representations regarding compliance and loan quality and may incur losses if representations are inaccurate. In addition to depending on brokers to generate mortgage loans, we depend on brokers to be accurate in their representations and warranties regarding compliance with regulations and the quality of the loans to be funded. In the event such mortgage brokers are inaccurate in their representations and warranties, we may be subject to lawsuits and/or regulatory actions.

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

Risks Relating to Our Common Stock

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholder to sell their securities in the secondary market. Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Item 7.	Financial Statements.

Pollard-Kelley Auditing Services, Inc.
Auditing Services	3250 West Market St, Suite 307, Fairlawn, OH 44333 330-836-2558

Report of Independent Registered Public Accounting Firm

Board of Directors
Shearson Financial Network, Inc.
(Formerly Consumer Direct of America)

We have audited the accompanying balance sheets of Shearson Financial Network, Inc. (formerly Consumer Direct of America) and Subsidiaries as of December 31, 2006 and 2005, and the related statements of income, changes in stockholders’ equity, and cash flows for the two year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005 and the results of its operations and it cash flows for two year period ended December 31, 2006, in conformity with U.S. generally accepted accounting standards.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Going Concern portion of Note 1 to the financial statements, the Company has not generated significant profits to date. This factor among others raises substantial doubt about the Company’s ability to continue as a going concern. Management plans in relation to this matter are also discussed in the Going Concern portion of Note 1. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
April 11, 2007

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEET

December 31,
2006	2006
Assets
Current assets:
Cash and cash equivalents	$9,032
Mortgage loans held for sale	19,760,396
Accounts receivable and receivables from loans sold, net	1,587,419
Prepaid and other current assets	114,068
Total current assets	21,470,915
Property and equipment, net	1,417,227

Other assets:
Goodwill	6,543,483
Other assets	1,184,946
Total other assets	7,728,429
Total assets	$30,616,571
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$1,035,525
Bridge notes payable	1,200,000
Stock subscription payable	20,000
Interest payable	356,426
Notes payable	141,780
Notes payable - related party	915,405
Line of Credit	19,426,568
Total current liabilities	23,095,704
Long-term liabilities:
Long term debt, net of current portion	1,000,000
Total long- term liabilities	1,000,000
Total liabilities	24,095,704
Minority shareholder interest	86,977
Stockholders' equity :
Preferred stock, $0.01 par value, 15,000,000 shares authorized 10,500 and 0 issued and outstanding at December 31, 2006 and December 31, 2005, respectively	4,250,000
Common stock, $0.001 par value, 500,000,000, 289,942,886 and 37,544,108 shares issued and outstanding December 31, 2006 and December 31, 2005, respectively	289,943
Additional paid-in capital	27,968,189
Accumulated deficit	(26,074,241)
Total stockholders' equity	6,433,890
Total liabilities and stockholders' equity	$30,616,571

See accompanying notes to consolidated financial statements.

	2006	2005

Revenues
Loan origination and sale of mortgage loans	$8,532,953	$6,483,748
Marketing revenues and commissions	--	335,536
Rental income	--	6,905
Total revenue	8,532,953	6,826,190

Cost of sales	2,839,108	2,786,367

Gross Profit	5,693,845	4,039,822

Expenses
Salary and payroll taxes	3,224,681	3,143,080
Professional fees	3,716,388	3,041,777
Selling, general and administrative	1,937,636	3,926,577
Depreciation expense	664,186	684,820
Total expenses	9,542,891	10,796,254

Loss from operations	(3,849,046)	(6,756,432)

Other (expense) income
Interest expense	(694,139)	(184,290)
Debt discount expense	(167,883)	(2,904,110)
Impairment of goodwill net	--	(732,105)
Other expense	(185,318)	(352,829)
Forgiveness of debt	7,818,216	--
Total other (expense) income	6,770,875	(4,173,333)

Income (loss) before minority shareholder interest	2,921,829	(10,929,765)

Income applicable to minority shareholder interest	164,397	--
Net income (loss)	2,757,432	(10,929,765)

Dividends on preferred shares	--	(69,481)
Net loss applicable to common shareholders	$2,757,432	$(10,999,246)
Net loss per share, basic and diluted	$0.02	$(0.50)
Net loss per common share, applicable to common shareholders, basic and diluted	$0.02	$(0.50)
Weighted average number of common shares outstanding, basic and diluted	138,718,185	21,942,476

See accompanying notes to consolidated financial statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,757,432	$(10,929,765)

Adjustments to reconcile net income (loss) from operations to net cash (used in) provided by operations:
Depreciation	664,186	684,820
Debt discount amortization	167,883	--
Forgiveness of debt	(7,818,216)	--
Stock based expenses	3,811,375	2,972,838
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and receivables from loans sold, net	(889,849)	123,3919)
(Increase) decrease in mortgage loans available for sale	(18,929,196)	10,074,577
(Increase) decrease in prepaid expenses	319,213	177,650
(Increase) decrease in goodwill	--	732,105
(Increase) decrease related to sale of asset	--	(560,417)
(Increase) decrease in other assets	(352,829)	3,345,749
Increase (decrease) in accounts payable and accrued expenses	(334,176)	(2,072,271)
Increase (decrease) in stock subscription payable	20,000	--
Increase (decrease) in interest payable	215,632	88,111
Increase (decrease) in minority shareholder interest	86,977	532,595
Net cash (used in) provided by operating activities	(20,281,568)	5,875,041
Cash flows from investing activities:
Purchase of fixed assets	(5,660)	(12,209)
Disposition of fixed assets	--	162,978
Net cash (used in) provided by investing activities	(5,660)	150,769
Cash flows from financing activities:
Advances (payments)on lines of credit	18,597,711	(8,428,350)
Proceeds from notes payable	1,588,925
Proceeds from related notes payable	147,560	617,846
Payments of notes payable	(300,000)	(66,799)
Payments of long term debt	--	(493,759)
Exercise of warrant	(1,726)	--
Redemption (purchase) of treasury stock	---	271,600
Issuance of common stock	242,389
Dividends paid on preferred shares of subsidiary	--	(69,481)
Net cash provided by (used in) financing activities	20,274,859	(6,202,551)
Net decrease in cash and cash equivalents	(12,369)	(176,740)
Cash and cash equivalents, beginning of period	21,401	198,141
Cash and cash equivalents, end of period	$9,032	$21,401
Supplemental disclosure of cash flow information
Interest paid	$367,500	$251,199 -

See accompanying notes to consolidated financial statements.

	Common Stock		Preferred Stock		Treasury	Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity (Deficit)
Balance December 31, 2004	7,306,675	$7,307			$(271,600)	$17,953,311	$(17,832,428)	$(143,411)
Stock issued for services	2,595,221	2,595				722,825		725,420
Stock issued for debt	1,909,000	1,909				320,301		322,210
Stock issued for warrant	902,675	903						903
Stock issued for acquisition	480,930	481				98,938		99,419
Stock issued for equity services	23,656,470	23,656				1,529,196		1,552,852
Stock issued for AP settlement	194,320	194				182,345		182,539
Stock issued for deferred compensation	416,667	417				37,083		37,500
Stock subscription payable	82,150	82				82,150		82,232
Treasury stock redeemed for services					271,600			271,600
Dividends paid to preferred shares of subsidiary							(69,481)	(69,481)
Net loss	-	-	-	-	-	-	(10,929,765)	(10,929,765)
Subtotal	30,237,433	30,237	-	-	271,600	2,972,838	(10,999,246)	(7,724,571)

Balance December 31, 2005	37,544,108	37,544	-	-	-	20,926,149	(28,831,673)	(7,867,980)
Stock issued for AP settlement	8,010,000	8,010				312,390		320,400
Stock issued for services	137,485,000	137,485				3,024,865		3,162,350
Stock issued for deferred compensation	27,077,808	27,078				993,610		1,020,688
Stock issued for services in 2005 reversed 2006	(1,900,000)	(1,900)				(207,100)		(209,000)
Exercise of warrant	1,725,911	1,726				(1,726)		-
Stock issued for acquisition	80,000,000	80,000				1,920,000		2,000,000
Debt discount related to beneficial conversion feature						1,000,000		1,000,000
Preferred stock issued for acquisition			10,500	4,250,000				4,250,000
Issuance of stock	59	-						-
Net income	-	-	-	-	-	-	2,757,432	2,757,432
Subtotal	252,398,778	252,399	10,500	4,250,000	-	7,042,039	2,757,432	14,301,870

Balance December 31, 2006	289,942,886	$289,943	10,500	$4,250,000	$-	$27,968,188	$(26,074,241)	$6,433,890

See accompanying notes to consolidated financial statements.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(1)	Summary of Significant Accounting Policies:

Basis of Presentation:

Shearson Financial Network, Inc. (“CDA”) formerly known as Blue Star Coffee, Inc. is a Nevada corporation formed in July, 2000 to sell specialty coffee beans, brewed coffee and espresso-based beverages through company-owned and franchised retail locations. In February 2002, Blue Star, which was then in the development stage, acquired all of the outstanding stock of Consumer Capital Holdings, Inc. and Consumer Capital Holdings became a wholly owned subsidiary of Blue Star. After its acquisition of Consumer Capital Holdings, Blue Star changed its name to Shearson Financial Network, Inc. (the “Company”) is a direct-to-consumer mortgage broker and banker with revenues derived primarily from origination commissions earned on the closing of first and second mortgages on single-family residences (“mortgage loans” and “home equity loans”). Shearson Home Loans, (“SHL”), formerly known as Consumer Direct Lending Inc. ("CDL") is a Nevada corporation formed in October 2001 to originate retail mortgages and to provide mortgage banking services. The board of directors of CDL approved to change the name of the Company from Consumer Direct Lending, Inc. to Shearson Home Loans on June 22, 2005. Shearson Home Loans establishes banking and correspondent relationships with major lenders and banks.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has an accumulated deficit of $26,074,241 as of December 31, 2006, which raises substantial doubt about the Company's ability to continue as a going concern.

Management currently believes that cash flows from operations should be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2007 however, if they are not, management will seek equity funding from the public capital markets , so long as there are no material adverse changes to the terms or availability of our warehouse lines of credit, we believe we can meet our liquidity and capital needs at current production levels at least through fiscal 2007. However we are currently exploring possible liquidity sources either through additional borrowings or potential capital partners to enable us to increase our loan production and expansion. Future offerings are probable in order to fund the acquisition growth by the Company.

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net income of $2,757,432 for the year ended December 31, 2006; however the Company incurred a net ordinary loss of $10,999,246 during the prior year ended December 31, 2005. Although a substantial portion of the Company’s cumulative net loss is attributable to non-cash operating expenses, management believes that it will need additional equity or debt financing to be able to sustain profitability. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Principles of Consolidation:

The consolidated financial statements include the accounts of Shearson Financial Network the accounts of Shearson Home Loans and Allstate Home Loans, Inc, of which the Company, on July 27, 2007, acquired 85% of the outstanding common stock through a stock exchange. The minority shareholder interest of 15% of Allstate Home Loans amounts to $86,977 which is reflected on the accompanying consolidated balance sheet. All significant inter-company accounts and transactions have been eliminated.

Risks and Uncertainties:

The Company operates in a highly competitive industry that is subject to intense competition and potential government regulations. Significant changes in interest rates or the underlying economic condition of the United States or any specific region of the United States real estate market could have a matrially adverse impact on the Company’s operations.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates made by the Company’s management include, but are not limited to, the realizability of mortgage loans held for sale, mortgage servicing rights, and the recoverability of property and equipment through future operating profits. Actual results could materially differ from those estimates.

Concentration of Credit Risk:

The Company maintains, at times, cash balances at certain financial institutions in excess of amounts insured by federal agencies. For the year ended December 31, 2006; 1 buyers purchased 10% and the year ended December 31, 2005; 1 buyer purchased 90%, of the Company’s mortgages.

Cash and Cash Equivalents:

For the purpose of the statement of cash flows, the Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents.

Mortgage Loans Held for Sale:

Mortgage loans held for sale to investors are stated at the lower of cost or market value computed on the aggregate method by residential loan type (unrealized losses are offset by unrealized gains) and are evaluated at the end of each year, and are determined by outstanding commitments from investors or current investor yield requirements. The amount by which cost exceeds market value is accounted for as a valuation allowance and any changes in the valuation allowance are included in the determination of net income. As of December 31, 2006 and December 31, 2005, there was no valuation allowance required as cost was estimated not to exceed market value. A substantial portion of loans was sold to investors within 30 days subsequent to December 31, 2006 and December 31, 2005.

Mortgage Servicing:

The Company recognizes as separate assets or liabilities the obligation to service mortgage loans for others, through loan origination, by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair values. Amortization of mortgage service assets or rights (“MSRs”) is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSRs. Amortization of mortgage service liabilities (“MSLs”) is based on the ratio of net servicing costs paid in the current period to total net servicing costs projected to be paid from the MSL. Projected net servicing income is in turn determined by the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. MSRs are periodically evaluated for impairment, which is recognized in the statement of operations during the applicable period through additions to an impairment reserve. For purposes of performing its impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics including loan type and interest rate. The Company has determined that no impairment allowance is needed as of December 31, 2006 and December 31, 2005. For the year ended December 31, 2006 and December 31, 2005, no mortgage servicing rights were capitalized. Amortization expense related to mortgage servicing rights for the years ended December 31, 2006 and December 31, 2005, was $0 and $6,532, respectively.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty years. Depreciation expense related to property and equipment was $664,186 and $684,820 for the year ended December 31, 2006 and the year ended December 31, 2005. Maintenance and repairs are charged to operations when incurred. Major betterments and renewals are capitalized. Gains or losses are recognized upon sale or disposition of assets.

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

The Company sold its interest in Ocean West on June 6, 2005, and recorded a charge of impairment of $2,698,498 offset by the assets net of liabilities at the time of sale of $1,966,393 or $732,105 for the year ended December 31, 2005. The Company does not feel there has been any impairment of the remaining Goodwill due to; increase in revenues for the company, decreases in expenses for the company and decreases in overhead for the company.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders after reducing net income by preferred stock dividend, by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Common stock equivalents have not been included in the earnings per share computation for the years ended December 31, 2006 and 2005 as the amounts are anti-dilutive.

Advertising:

The Company expenses advertising costs as incurred. The advertising costs for the year ended December 31, 2006 and the year ended December 31, 2005 were $352,942 and $600,882, respectively.

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

The amounts that have been charged against income for those services were approximately $3,024,865 and $2,972,838 for 2006 and 2005, respectively.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) effective December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future. As of December 31, 2006, there were no outstanding employee stock options.

Reclassifications:

Certain prior year balances have been reclassified to conform to current year presentation. Such classifications had no effect on net income.

(2)	Property and Equipment:

A summary is as follows:	December 31,
2006
Furniture and fixtures	$803,228
Equipment	1,643,159
Software	896,004
Leasehold improvements	109,477
Automobiles	17,295

Less accumulated depreciation and amortization	(2,051,936)

Property and equipment, net	$1,417,227

(3)	Goodwill

The origin of Goodwill is from:

Las Vegas Mortgage	$1,372,916
Ocean West	--
eHome Credit	2,514,124
Allstate Home Loans	2,733,864
$6,543,483

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The Las Vegas Mortgage purchase took place in June of 2003. The goodwill arose out of the difference between the purchase price and the fair market value of assets received.

In June of 2003, the Company acquired all of the outstanding stock of Las Vegas Mortgage in exchange for $100,000 in cash and $1,361,726 of the Company’s stock. The purpose of the transaction was to expand its interests in the Las Vegas market. Las Vegas Mortgage had branches and relationships in the Las Vegas Area. The Company had a call center in Las Vegas and wanted to get into the Mortgage Business in Las Vegas. This acquisition allowed the Company to have an entrance in the Las Vegas market. Due to the acquisition of Las Vegas Mortgage the Company was able to move its corporate headquarters to Las Vegas and expand its network. The acquisition of Las Vegas Mortgage was primary in the expansion and growth of the Company from a small mortgage company in California to a major mortgage broker in the Western States.

In July of 2004, the Company purchased 84.9% stock interest in Ocean West. The Company sold its interest in Ocean West on June 6, 2005, and recorded a charge of impairment of $2,698,498 offset by the assets net of liabilities at the time of sale of $1,966,393 or $732,105.

On June 9, 2006, we agreed to acquire certain net assets and defined liabilities in the amount of $485,876 from eHome CreditCorp. (“EHC”), a New York corporation, for 7,500 shares of Series A-1 Preferred Stock valued at approximately $3,000,000.

On July 29, 2006, Shearson Financial Network, Inc. (the "Company") entered into a Share Exchange Agreement and Plan of Reorganization Agreement (the “Agreement”) with Allstate Home Loans Inc. (“Allstate”), and the sole shareholder of all of the issued and outstanding shares of Allstate (the “Allstate Shareholder”). Pursuant to the Agreement, which closed on July 29, 2006, the Company is purchasing from the Company’s sole shareholder 850 shares of Allstate’s issued and outstanding shares of common stock. The net assets and liabilities at time of the acquisition was $516,136. The consideration for this purchase equaled $2,000,000 in common stock and $1,250,000 in the Company’s preferred stock, totaling $3,250,000.

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

After reviewing the requirements of FASB 142, the Company has not elected to impair any of the Goodwill for the year ended December 31, 2006 due to; increases in number of contracts for the company, increase in revenues for the company and decreases in expenses for the company.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(4)	Other Assets

As of December 31, 2006, other assets is comprised of the following:

Unamortized debt discount (see Note 7)	$832,117
Capitalized investments (see Note 11)	352,829
$1,184,946

(5)	Credit Facilities and Joint Venture Agreement

On September 21, 2004 the Company entered into a term loan facility with Club Vista Holdings Inc., (“Club Vista”) pursuant to which a revolving line of credit arrangement for which $5,000,000 can be borrowed from time to time on a secured basis. Collateral shall be evidenced by an assignment of Borrowers interest in all mortgage notes for which funds have been advanced. Interest under the term loan facility will be determined and imposed in accordance with the respective cost of funds that Lender may incur. The maturity will be on a revolving basis for the incurrence of indebtedness for the period of one year. The funds advanced under this facility will be used exclusively as follows; to fund home loans and various costs, fees, expenses and other payments made in connection with the loans made by the Borrower, to fund any fees relating to warehouse banking lines and for any such purposes specifically authorized by the Lender in writing. The net proceeds related to the term loan shall be divided 50/50 between the Company and Club Vista of which the Company shall maintain at all times a separate accounting for such transactions. As of December 31, 2006 and December 31, 2005, the Company’s balance on this facility was $0 and $5,000,000, respectively. During 2006, Club Vista did not elect to renew the facility and has forgiven the balance of the note of $5,000,000. For further information refer to Note 12 in the Notes to consolidated financials statements as described herein.

On September 14, 2004, the Company entered into a joint venture agreement with Club Vista to offer a product, home equity lines of credit or HELOC. The proceeds of such will be split 50/50 between both parties. The credit facility of this joint venture shall be contributed by Club Vista in the form of a mortgage warehouse credit facility for $10,000,000 to be collateralized by the Note and Deed of Trust on each and every loan transaction. Borrowings may only be used for the sole purpose of warehousing CDA loans. No interest shall be paid on the initial contributions to the capital of the joint venture. The joint venture may be dissolved at any time by agreement by both parties. During 2006, Club Vista elected to dissolve the joint venture and forgave the balance of the note of $2,668,216. As of December 31, 2006 and December 31, 2005, the balance of the facility was $0 and 2,668,216, respectively. For further information refer to Note 12 in the Notes to consolidated financials statements as described herein.

(6)	Warehouse Lines of Credit

Loans that are closed using our own credit facilities are funded through short term borrowing on our warehouse lines of credit. We pay interest on funds advanced under the warehouse line of credit at a pre-negotiated rate. The rate at which we borrow is variable in nature and typically averages between 6.5% and 8.5%. We currently have our primary warehouse line of $10 million with Warehouse One and a provision in the facility for an additional $10,000,000. The facilities are secured by the mortgage loans financed through the line, related mortgage servicing agreements, of which we repay the outstanding balance under the warehouse line with the proceeds from the sale of mortgage loans. The additional proceeds earned from loan sales also replenish working capital.

The loan agreement with the Warehouse One contains two restrictive covenants relating to tangible net worth of not less than $4,750,000 and a debt to equity ration no greater than 10:1. Currently we are in compliance with the debt covenants as the loan is with the Company’s subsidiary, Shearson Home Loans, which equity is $5.4 million at December 31, 2006. Should we not comply with the restrictive covenants, there is the possibility that we may lose the credit facility at any time, which would cause a negative impact on the way we do business and a material adverse effect on our results of operations and financial condition. As of December 31,2006 and 2005, the balance on this facility was $779,492 and $0, respectively.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Allstate Home Loans, Inc., which the Company acquired 85% of the outstanding stock on July 27, 2006, has a line of credit with IMPAC and RFC. The IMPAC line is a credit facility for $50,000,000, charged interest averaging between 6.5% and 8.5% and is personally guaranteed by Greg Shanberg, former President of Allstate Home Loans. The balance on this facility as of December 31, 2006 was $466,695. The RFC line of credit is a $30,000,000 facility, charges interest averaging between 6.5% and 8.5% and is personally guaranteed by Greg Shanberg, former President of Allstate Home Loans and Shearson Home Loans. The facility contains restrictive covenants of which tangible net worth must be greater than $4,000,000, debt leverage ratio must not exceed 15:1 and which cash must not be less than $800,000. Allstate Home Loans, Inc. currently does not meet the cash requirement and is in default. The balance of this facility for the year ended December 31, 2006 is $18,180,381. The facilities are collateralized by the related mortgage loans receivable.

Formerly, we had a warehouse line of credit with Bank of Arizona through our subsidiary, Shearson Home Loans for $10,000,000. Currently we are not using the facility. The facility was collateralized by the related mortgage loans receivable. Interest was due monthly at the bank reference rate plus an established percentage, varying from prime plus 1 to 1.5%. There are restrictive covenants relating to tangible net worth of not less than $250,000 and a debt to equity ratio no greater than 20:1. As of December 31, 2006 and 2005, the outstanding balance with Bank of Arizona was $0 and $828,858, respectively.

(7)	Convertible Debenture and Common Stock Purchase Warrants:

On June 30, 2006, the Company entered into a Securities Purchase Agreement, (“Agreement”), by and among the Company, AJW Partners, LLC (“Partners”), AJW Offshore, Ltd. (“Offshore”), AJW Qualified Partners (“Qualified”) and New Millenium Capital Partners, II, LLC (“Millenium”). Partners, Offshore, Qualified and Millenium are collectively referred to as the “Purchasers”. The Agreement provides for the sale by the Company to the Purchasers of Secured Convertible Term Notes (the “Notes”) issued by the Company in the aggregate principal amount of $1,500,000 (“Principal Amount”). The Principal Amount is to be funded by the Purchasers in three traunches $500,000 on July 24, 2006, $500,000 upon filing the Registration Statement and $500,000 upon effectiveness of the Registration Statement. The offering of Notes under the Agreement was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Notes matures three years from the date of each Note, bear interest at 6% per annum, unless the common stock of the Company is greater than $0.025 per share for each trading day of a month, in which event no interest is payable during such month, and principal and interest due at maturity. The Notes are convertible into common stock of the Company at 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. In connection with the subject offering, the Company issued an aggregate of 30,000,000 warrants (10,000,000 upon each traunch of financing) to purchase common stock at a price of $0.02 per share. The warrants are exercisable for a period of five years. The Company has the right to redeem the Notes under certain circumstances and the right to prevent conversions in any month where the stock price is less than $0.05 per share. The conversion of the Notes is subject to an effective Registration Statement to be filed by the Company. In the event the Company is unable to have the Registration Statement declared effective within the timeframe of the Agreement, we may be required to pay to the Note Holders an amount equal to the then outstanding principal amount of the Notes multiplied by two hundredths (.02) times the sum of: (a) the number of months (prorated for partial months) after the filing date or the end of the one hundred and eighty day period and prior to the date the Registration Statement is declared effective, (b) the number of months (prorated for partial months) that sales of all of the shares registered cannot be made after the Registration Statements is declared effective and (c) the number of months (prorated for partial months) that the common stock is not listed or included for quotation or the OTCBB, NASDAQ Small Cap, NYSE or AMEX or that trading has been halted after the Registration has been declared effective. If thereafter, sales could not be made pursuant to the Registration Statement, for an additional period of one month, the Company shall pay an additional $20,000 for $1,000,000 of outstanding principal under the Notes. As of December 31, 2006, the registration statement was not effective and as a result the Company owed the investors 63%of the prorated rate of $20,000 or $12,667 in penalties. Further, any amounts owing to the investors shall be paid in cash or, at the Company’s option, shares of common stock priced at 50% discount to the market price. On July 19, 2006, the Company filed a Form SB-2 and amended such by filing a Form SB-2/A on February 14, 2007. The Company is in the process of a review of its filings and anticipates completing the document, as soon as practical. The Agreement contains a conversion limit which limits the ability of the Purchasers to convert the Notes to not exceed 4.99% of the Company’s outstanding shares of common stock at any given time.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

As of December 31, 2006, the Company has received the 1st and 2nd traunch totaling $1,000,000 of the Notes and considers two thirds of the 30,000,000 warrants or 20,000,000 granted.

The Company has determined the Notes contains a beneficial conversion feature and qualifies for treatment under Emerging Issue Task Force No. 00-27. The estimated fair value of the detachable warrants of $421,166 has been determined using Black-Scholes option pricing model using the following assumptions: stock price volatility ranging from 340% to 343%, risk free interest rate of 5.15%; dividend yield of 0% and 3 year term. The face amount of the Notes of $1,000,000 was proportionately allocated to the Notes and the warrants in the amount of $704,162 and $295,838, respectively. The Notes’ proportionate allocated value of $704,162 was then further allocated between the Notes and the beneficial conversion feature, which the entire remaining value of $704,162 was allocated to the beneficial conversion feature. The combined total value of the warrant and beneficial conversion feature of $1,000,000 has been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the Notes. For the year ended December 31, 2006, the Company amortized a total of $167,883.

During December 31, 2004, the Company entered into three convertible debentures totaling $5,620,000 of which $0 and $5,000,000 was remaining at December 31, 2006 and 2005. Additionally, certain debt holders were entitled to warrants to purchase 116,667 shares of common stock at a weighted average exercise price of $2.38 per share. In accordance with EITF 00-27, the Company has determined the value of the convertible debenture and the fair value of the detachable warrants issued in connection with this debt. The estimated value of the warrants of $275,750 was determined using the Black-Scholes option pricing model under the following assumptions: life of 1 year, risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 142%. The face amount of these debts of $5,620,000 was proportionately allocated to the convertible debt and the warrants in the amounts of $5,440,925 and $179,075, respectively. These notes were then allocated between the debt and the beneficial conversion feature, which attributed to $5,000,000 and $440,925, respectively. The combined total discount is $122,667, which is being amortized over the term of the convertible debt. For the year ended December 31, 2006 and December 31, 2005, the Company has amortized a total of $0 and $2,904,110, respectively.

(8)	Long-Term Debt:

A summary of long term debt is as follows:
December 31, 2006
Secured Convertible Term Notes (the “Notes”) issued by the Company to various investment entities. The Notes matures three years from the date of each Note, bear interest at 6% per annum, unless the common stock of the Company is greater than $0.025 per share for each trading day of a month, in which event no interest is payable during such month, and principal and interest due at maturity. The Notes are convertible into common stock of the Company at 50% discount. See footnote 7.	$1,000,000
Convertible secured promissory note bearing interest at 10% per annum or default interest of 18% compounded daily, payable June 15, 2005. Note has the ability to convert to the Company’s common stock at a conversion price per share equal to the lesser of (a) $1.50 and (b) 70% of the price per share for which shares of common stock, issued by maker to purchasers in equity financing. See footnote 7.	500,000
Convertible secured with substantially all the assets of the Company, promissory note payable to an individual, bearing interest at 10% per annum, secured by 300,000 shares of the Company’s common stock, payable June 15, 2005. Note has a convertible feature to convert to the Company’s common stock at a exercise price equal to $0.001 per share, number of shares determined by multiplying the principal amount by 50%and dividing by the stock’s closing trading price on the OTCBB on the date thereof. See footnote 7	700,000
Unsecured promissory note payable to an individual, bearing interest at 10% per annum, payable upon demand.	141,780
Unsecured promissory note payable to an individual, bearing interest at 10% per annum, payable upon demand. This note has been forgiven by its lender, and was for $150,000.	--
Unsecured promissory note payable to a related party, bearing interest at 10% per annum, payable upon demand.	125,000
Unsecured promissory note payable to a related party, bearing interest at 10% per annum, payable upon demand.	688,396
Unsecured promissory note payable to a related party, bearing interest at 10% per annum, payable upon demand.	102,010
3,257,185
Less current maturities	(2,257,185)
$1,000,000

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The following table summarizes the aggregate maturities of debt:

Years ending
2007	$2,257,185
2007	--
2008	--
2009	1,000,000
2010	--
Thereafter	--
$3,257,185

Interest expense incurred under debt obligations amounted to $688,815 and $184,290, for the year ended December 31, 2006 and the year ended December 31, 2005.

(9)	Commitments and Contingencies:

Operating Leases

The Company leases its facilities that expire through the year 2009. These agreements generally provide that the Company pay operating costs such as taxes, insurance, and maintenance.

Future annual minimum payments under operating leases are as follows:

Years ending December 31,
2007	$323,580
2008	323,580
2009	235,250
Thereaafter	$882,410

Rental expense under operating leases for the year ended December 31, 2006 and the year ended December 31, 2005 was $401,289 and $310,072, respectively.

Litigation

In the normal course of business, the Company is involved in various legal actions. It is the opinion of management that none of these legal actions will have a material effect on the financial position or results of operations of the Company.

On April 14, 2004, the Company commenced an action against Consulting Services LLC. Consulting Services LLC instituted a counterclaim on April 19, 2004, against the Company. Both claims are contented by the parties to be of a breach of contract nature from a certain Asset Acquisition Agreement in which the Company claims never consummated therfore services are not liable under the agreement. The counterclaimis of a similare nature which CDA is claiming no liabilty and Consulting Services LLC is asking for the the amount of stock agreed to be given for services per the acquistion agreement of approximately 2.4 million shares of the Company’s stock valued at the time to be approximately $1.8 million and $655,321 for certain liabilities the Company were to assume per the agreement upon closing. The Company is asserting its position of no liability and asking for approximately $712,859 of which was advanced to Consulting Services prior to the knowledge that the transaction was not to close. In order to secure repayment of approximately $712,829 previously advanced to the defendant, the Company collateralized various assets. The Company's management believes to have secured sufficient collateral in order to recoup $352,829 of the $712,829. As of December 31, 2006, the $352,829 is included as a part of other assets in the accompanying consolidated balance sheet (see note 4).In April of 2005, the Company filed a motion for summary judgement. Management of the Company anticipates a favorable outcome and has determined it is not necessary to impair this investment.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

IndyMac v. Consumer Direct. This is an action by IndyMac Bank against Ocean West Enterprises, Inc., Ocean West Holding Corporation and Consumer Direct of America (“CDA”) asserting causes of action for Breach of Contract and Account Stated. The action arises between a purported agreement between IndyMac Bank and Ocean West where Ocean West would sell and IndyMac would purchase mortgages. IndyMac claims that it later identified nine loans that it purchased from Ocean West which allegedly did not meet the terms and conditions it required and as a result, it suffered losses in the amount of $779,700. Thereafter it alleged that IndyMac and Ocean West entered into a number of different settlement agreements whereby Ocean West would make periodic payments to IndyMac on a reduced claim of $289,033, however, if the payments were not received as scheduled, IndyMac would be entitled to the full amount due plus interest. Ocean West failed to make timely and regular payments and this action was initiated.

CDA was never served with the Summons or Complaint or any other pleading in this action until very recently, when it received a certificate of certified mailing Re: Notice of Filing Exemplified Judgment advising that a Court in California had entered a default judgment against it in the amount of $604,391.27. CDA had not been served with any prior pleading. As such, counsel for CDA has prepared and filed Motions to Set Aside and Void the default Judgment as it pertains to CDA.

Employment Agreements

Our employment agreement with Michael Barron requires him to perform the duties of Chairman of the Board and Chief Executive Officer at an annual salary of $300,000. He received 160,000 shares of restrictive stock which vests ratably on a monthly basis during the first two years of the term of the agreement. In addition, Mr. Barron is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual income exceeds projected income. He is entitled to the same benefits afforded to other executives. He is also entitled to a car allowance of $1,000 per month. His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Mr. Barron's employment agreement commenced as of June 15, 2006 and terminates on June 14, 2009.

Our employment agreement with Joseph Cosio-Barron requires him to perform the duties of -President at an annual salary of $300,000. He received 160,000 shares of restrictive stock which vests ratably on a monthly basis during the first two years of the term of the agreement. In addition, Mr. Cosio-Barron is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual income exceeds projected income. He is entitled to the same benefits afforded to other executives. He is also entitled to a car allowance of $1,000 per month. His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Mr. Cosio-Barron's employment agreement commenced as of June 15, 2006 and terminates on June 14, 2009.

Our employment agreement with Theresa Carlise requires her to perform the duties of Chief Financial Officer at an annual salary of $196,800. In addition, Ms. Carlise is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. Her performance bonus will be equal to the percentage of her annual salary equal to 50% plus the percentage by which actual income exceeds projected income. She is entitled to the same benefits afforded to other executives. Her employment agreement provides that if we terminate him without cause, she is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Ms. Carlise employment agreement commenced as of October 1, 2006 and terminates on October 1, 2009.

No amounts are accrued for the deferred compensation as the Company has had no pre-tax profits.

(10)	Preferred Stock:

The Company’s articles of incorporation authorize up to 15,000,000 shares of $0.01 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time and in such quantities the board of directors may determine. All shares of any one series shall be equal in rank and identical in all respects. Preferred stockholders have liquidation preference up to the amount of the original equity investment. Each share of preferred stock is convertible into one share of common stock. As of December 31, 2006 and 2005, there were 10,500 and 0 preferred shares issued, respectively.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The Company’s former subsidiary, Ocean West Holding Corp., had preferred stock issued and outstanding prior to the sale in 2005. There were $0 and $69,481 of dividends paid during the years December 31, 2006 and December 31, 2005, respectively.

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

On February 7, 2006, Shearson Financial Network, Inc. agreed to sell Shearson Home Loans, Inc., a Nevada Corporation ("SHL"), and wholly owned subsidiary of Shearson Financial Network, Inc., Inc. ("CDA"), to Paragon Financial Corporation (PGNF), pursuant to the terms and conditions of a Share Exchange Agreement dated February 7, 2006 (the "Exchange Agreement") among CDA, SHL and PGNF. Pursuant to the Exchange Agreement, PGNF acquired all of the common stock of SHL for 149,558,791 shares of PGNF common stock and 79 shares of PGNF Series F Preferred Stock (convertible into 443,217,018 shares of PGNF Common Stock), valued at approximately $16,000,000. Each share of the Series F Preferred Stock automatically converts into 5,610,342 shares of PGNF common stock upon the filing of an amendment to PGNF articles. Immediately prior to entering into the Exchange Agreement, PGNF had 119,566,360 shares of PGNF common stock outstanding. In addition, PGNF had outstanding warrants to purchase 18,531,592 shares of PGNF common stock and outstanding debt convertible into 4,846,000 shares of PGNF common stock arriving at an exchange ratio of 4 to 1.

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

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

RPT is a leading real estate information company with headquarters in New York.  We had planned to integrate RPT into Shearson Financial Network and operate RPT as a separate data network as the database has numerous marketing advantages for our mortgage operations.

On March 27, 2007, the Company rescinded its agreement with RPT. The parties believed that the Exchange was not as beneficial as anticipated to both parties, and desire to rescind said agreement effective December 31, 2006. The parties shall remain in the same position as that they were prior to the execution of the Exchange Agreement.

On June 9, 2006, we agreed to acquire certain assets and defined liabilities of eHome CreditCorp. (“EHC”), a New York corporation (“EHC”), from its shareholders (“shareholders”), pursuant to the terms and conditions of an Asset Purchase Agreement (the “Agreement”) among SHAREHOLDERS, EHC and us. Pursuant to the Agreement, we exchanged 7,500 shares of our Series A-1 Preferred Stock valued at approximately $3,000,000. Each share of the Series A-1 Preferred Stock has a stated value of four hundred dollars ($400.00). The acquisition of EHC diversifies our mortgage operations and our mortgage banking capability. EHC is a leading mortgage banker with headquarters in Garden City, New York. We have integrated EHC into our previously completed acquisition of Shearson Homes Loans and use the brand name Shearson Home Loans for all of our mortgage operations.

On June 6 2006, we agreed to acquire all of the issued and outstanding shares of common stock of Continental Home Loans Inc. (“CHL”), a New York corporation (“CHL”), from its shareholders (“shareholders”), pursuant to the terms and conditions of a Share Exchange Agreement (the “Exchange Agreement”) among SHAREHOLDERS, CHL and us. Pursuant to the Exchange Agreement, we exchanged shares of our Common Stock, valued at approximately $2,560,000 plus notes payable from the selling shareholders in the amount of $640,000. CHL is a regional mortgage banker with headquarters in Mellville, New York, and is licensed to lend in several states including New York and California. The agreement was subject to the approval of the New York State Banking Commission. We had planned to integrate CHL into our previously completed acquisition of Shearson Homes Loans.

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

On July 29, 2006, the Company entered into a Share Exchange Agreement and Plan of Reorganization Agreement (the “Agreement”) with Allstate Home Loans Inc. (“Allstate”), and the sole shareholder of all of the issued and outstanding shares of Allstate (the “Allstate Shareholder”). Pursuant to the Agreement, which closed on July 29, 2006, the Company is purchasing from the Company’s sole shareholder 850 shares of Allstate’s issued and outstanding shares of common stock. As of July 29, 2006, Allstate had 1,000 shares common stock that are issued and outstanding.

Pursuant to the Agreement, the Company issued the Allstate Shareholder $2,000,000 worth of the Company’s common stock at a price of $0.025 per share, the closing price per shares of the Company’s common stock on July 29, 2006 and, as a result, the Company issued the Allstate Shareholder 80,000,000 shares of its common stock.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Pursuant to the Agreement, the Company is assuming 50% of the debt owed to the Allstate Shareholder which shall be no greater than $1.25 million dollars. Pursuant to the Agreement, the Company, at its sole option, may immediately convert said debt any time after the July 29, 2006 (the “Closing”) , to three thousand (3,000) shares of Series A-1 Convertible Preferred Stock of the Company with a value of $400.00 per share. Said shares shall have a liquidation preference such that upon the investment funding in an amount in excess of ten million dollars by an investment company into the Company, holder may require the Company to liquidate the Series A-1 Convertible Preferred Stock into $1.25 million dollars in cash from the proceeds from said funding. In the event the Company does not secure an investment by an investment company within six months from the Closing, then the holders will have the right to convert the Series A-1 Convertible Preferred Shares into common stock at the conversion price of $0.025 per share for a total of 48 million shares. The Company will use its best efforts to cause a registration statement to be filed pursuant to the conversion of the shares into common stock.

(12)	Forgiveness of Debt:

During the year ended December 31, 2006, Club Vista Holdings, Inc. a non related party, elected to write off three notes totalling $7,818,216 as of December 31, 2005, resulting in the forgiveness of debt. The Company reflected the debt forgiveness of $5,150,000 in the quarter ended June 30, 2006 and the remaining $2,668,216 during the quarter ended September 30, 2006.

(13)	Stock Option Plans

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

The Shearson Financial Network, Inc. Stock Incentive Plan 2002 (the “Plan”) provides for the grant of 1,950,000 incentive or non-statutory stock options to purchase common stock. Employees, who share the responsibility for the management growth or protection of the business of the Company and certain Non-Employee (“Selected Persons”), are eligible to receive options which are approved by a committee of the Board of Directors. These options primarily vest over five years and are exercisable for a ten-year period from the date of the grant. No stock options or awards may be granted under this plan after October 15, 2012. On December 31, 2005, the Board of Directors of the Company elected to cancel the outstanding options; 80,000 to Michael Barron and 80,000 to Joseph Cosio-Barron and terminate the plan.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The Company’s pro forma information follows:

	December 31, 2006	December 31, 2005

Pro forma net (loss) income applicable to common shareholders	$2,747,432	$(11,360,578)

Pro forma net (loss) income applicable to common shareholders per share: Basic and fully diluted	$0.02	$(2.11)

A summary of the Company’s stock option activity follows:

	December 31, 2006		December 31, 2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding - beginning of year	480,000	$12.15	1,200,000	$6.60

Granted	--	--	--	--

Exercised	--	--	--	--

Cancelled	(480,000)	$1.45	(720,000)	$2.90

Outstanding - end of year	--	--	480,000	$12.15

Exercisable - end of year	--	--	128,000	1.45

(14)	Stock Incentive Plan:

On May 14, 2004 the Company and its Board approved the 2004 Stock Compensation Plan. The plan provides for the issuance of 750,000 shares of the Company’s common stock. Employees, who share the responsibility for the management growth or protection of the business of the Company and certain Non-Employee (“Selected Persons”), are eligible to receive options which are approved by a committee of the Board of Directors. The termination date of the Plan is May 13, 2014. As of December 31, 2006 all of the shares have been issued under this plan.

On May 14, 2005 the Company adopted the 2005 Stock Compensation Plan. The purpose of the plan is to provide the Company with a means of compensating selected key employees (including officers) of, and consultants and advisors to, the Company and its subsidiaries for their services with shares of Common Stock of the Company. All shares awarded or sold under the plan will be newly issued shares of the Company's Common Stock. The number of shares subject to the plan is 5,000,000. The Company's Board of Directors will adjust the number and kind of shares subject to the plan in the event of any recapitalization, reclassification, reorganization, merger, consolidation, share exchange, other business combination in which the Company is the surviving parent corporation, stock split-up, combination of shares, or dividend or other distribution payable in capital stock or rights to acquire capital stock.

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

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The plan became effective on May 14, 2005 and will automatically terminate on May 13, 2015. The Board may also act to suspend or terminate the plan at any time, without notice. The plan is not subject to provisions of the Employee Retirement Income Security Act of 1974. An "affiliate" of the Company as defined by regulations under the Securities Act may not offer or sell the shares received under the plan except pursuant to an effective registration statement under the Securities Act or an available exemption from registration.

As of December 31, 2006 all of the shares have been issued under this plan.

The Company filed a form S-8 to register 10,000,000 shares of its common stock for its key employees, consultants and advisors. The 2006 Stock Compensation Plan became effective January 1, 2006 and shall terminate on December 31, 2014. The stock is valued at the stock’s closing price as of the date the Board approves the issuance. As of December 31, 2006 all of the shares have been issued under this plan.

(15)	Stock Equity:

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

On July 29, 2005, the Company entered into a common stock purchase agreement with an accredited investor in a private placement (the "Private Placement") exempt from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act"). In connection with the Private Placement, the Company sold (i) 4,166,667 shares at the purchase price of six cents ($.06) for $250,000 (a 30% discount on the closing bid price for the prior trading day), which sale closed on July 29, 2005; and (ii) 11,989,796 shares at the price of four and nine-tenths cents ($.049) for $587,500 (a 30% discount on the closing bid price for the prior trading day), which sale closed on August 5, 2005. Pursuant to the Private Placement, the accredited investor had the option, exercisable until August 28, 2005, to purchase an additional $662,500 amount of shares of common stock at the per share price of the lower of (i) $.06 and (ii) 30% below the closing price of the shares on the OTC bulletin board on the trading day prior to purchase. The use of the net proceeds of the Private Placement was primarily for funding working capital acquisitions.

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

On May 26, 2006, the Company filed Form 14C, requesting a vote of shareholders to increase its authorized shares of common stock to 500,000,000 from 200,000,000

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(16)	Stock Subscription Agreement

On or about March 23, 2005, Vertical Capital Partners (a Delaware corporation) subscribed to acquire 2,000,000 shares of common stock of the Company at a purchase price of $.001 per share pursuant to an investment banking agreement between the Company and Vertical Capital Partners. This subscription agreement has been canceled and on July 11, 2005, Vertical returned the entire 2,000,000 shares of common stock to the Company and said shares were marked "CANCELLED" and are to be returned to the Company's treasury. Despite the cancelled subscription agreement, Vertical remains the owner 31,000 or less shares of common stock of the Company. Vertical has sole dispositive and voting power with respect to 31,000 or less shares of common stock of the Company.

(17)	Deferred Income Taxes:

Income taxes are generally provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets for financial and income tax reporting.

As of December 31, 2006, the Company has a net operating loss carry forward of approximately $22,608,821 for tax purposes, which will be available to offset future taxable income. If not used, this carry forward will begin to expire in 2017.

The deferred tax assets relating to the net operating loss carry forward has been fully reserved as of December 31, 2006.

(18)	Business Consolidation:

As of December 31, 2006, the consolidated financials of Shearson Financial Network consisted of Shearson Financial, (parent) and Shearson Home Loans, Inc, (subsidiary) of which, the subsidiary includes 85% equity interest of Allstate Home Loans, Inc.

SHEARSON FINANCIAL NETWORK
DECEMBER 31, 2006

	Shearson	Shearson
	Home Loans	Financial	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,817	$215	$9,032
Mortgage loans held for sale	19,760,396		19,760,396
Accounts receivable and receivables from loans sold, net	1,587,419		1,587,419
Due to from parent/subsidiary	1,405,999	(1,405,999)	-
Prepaid and other current assets	88,367	25,701	114,068
Total current assets	22,850,998	(1,380,083)	21,470,915

Property and equipment, net	833,095	584,132	1,417,227

Other assets:
Goodwill	-	6,543,483	6,543,483
Other assets	-	1,184,946	1,184,946
Total other assets	-	7,728,429	7,728,429

Total assets	$23,684,093	$6,932,479	$30,616,572

Liabilities and Stockholders' Equity

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$570,113	$465,413	$1,035,525
Due to from parent/subsidiary	(1,826,738)	1,826,738	-
Stock subscription payable		20,000	20,000
Bridge notes payable		1,200,000	1,200,000
Accrued interest payable	66,195	290,231	356,426
Notes payable		141,780	141,780
Notes payable - related party		915,405	915,405
Line of credit	19,426,568	-	19,426,568
Total current liabilities	18,236,138	4,859,567	23,095,705

Long term liabilities
Long term debt, net of current portion	-	1,000,000	1,000,000
Total long term liabilities	-	1,000,000	1,000,000

Total liabilities	18,236,138	5,859,567	24,095,704

Minority shareholder interest	86,977	-	86,977

Stockholders' equity:
Common stock, $0.001 par, 500,000,000 authorized 290,287,210 issued and outstanding	-	289,943	289,943
Preferred Stock, $0.01 par, 15,000,000 authorized 10,500 issued and outstanding	-	4,250,000	4,250,000
Additional paid-in capital	-	27,968,189	27,968,189
Accumulated earnings (deficit)	5,360,978	(31,435,220)	(26,074,242)
Total stockholders' equity	5,360,978	1,072,912	6,433,890

Total liabiltiies and stockholders' equity	$23,684,092	$6,932,479	$30,616,571

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

SHEARSON FINANCIAL NETWORK
FOR THE YEAR ENDED DECEMBER 31, 2006

	Shearson	Shearson
	Home Loans	Financial	Consolidated
Revenues:
Loan origination and sale of mortgage loans	$8,532,953	$-	$8,532,953
Other income	-	-	-
Total revenues	8,532,953	-	8,532,953

Cost of Sales	2,839,108	-	2,839,108

Gross Profit	5,693,845	-	5,693,845

Expenses:
Salary & payroll taxes	1,596,576	1,628,106	3,224,681
Professional fees	228,642	3,487,746	3,716,388
Selling, general and administrative	1,731,384	206,251	1,937,636
Depreciation expense	389,437	274,749	664,186
Total expenses	3,946,039	5,596,852	9,542,891

Income (loss) from operations	1,747,806	(5,596,852)	(3,849,046)

Other (expense) income
Interest expense	(5,325)	(688,815)	(694,139)
Debt discount expense	-	(167,883)	(167,883)
Forgiveness of debt	-	7,818,216	7,818,216
Other expense	-	(185,318)	(185,318)
Total other (expense) income	(5,325)	6,776,200	6,770,875

Income before minority shareholder interest	1,742,481	1,179,348	2,921,829

Income applicable to minority shareholder interest	164,397	-	164,397

Net income	$1,578,084	$1,179,348	$2,757,432

(19)	Related-Party Transactions:

On January 21, 2005, the Company borrowed $125,000 from its Chief Financial Officer, Wayne Bailey.

During the month of December 2005, the Company entered in to financing agreement with Eclipse Holding Company (“Eclipse”), which is 50% owned by the Company’s Chief Executive Officer, Michael Barron. The Company entered into an agreement with Eclipse to borrow a total of $750,000 in the form of a note payable, with an interest of 10% per annum. At December 31, 2006, the outstanding balance on this note was $688,395.50. The agreement calls for the issuance of common stock warrants. As of December 31, 2006 and 2005, the Company issued 17,000,000 and 5,000,000 shares, respectively.

On January 11, 2006, Joseph Cosio-Barron, the Company’s President advanced the Company $75,000 and on January 31, 2006 advanced an additional $27,009.70, for a total of $102,009.70. The advances are in the form of a demand note which incurs interest at 10% per annum.

(20)	Subsequent Event:

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

On March 27, 2007, the Company rescinded its agreement with RPT. The parties believed that the Exchange was not as beneficial as anticipated to both parties, and desire to rescind said agreement effective December 31, 2006. The parties shall remain in the same position as that they were prior to the execution of the Exchange Agreement.

On February 28, 2007, Shearson Home Loans entered into a Joint Venture Agreement Operating by and between the Company and Stinson Financial Group, Inc. (“SFG”),  The parties have no material relationship with the Company or its affiliates other than in respect to the material definitive agreement. The Agreement allows for the formation of a LLC to engage in originating mortgage loans for a period of one year, automatically renewable for an additional year, unless either party notifies the other of the intent not to renew within 90 days prior to the scheduled expiration.  The Joint Venture shall be conducted by SFG and SHL through the LLC.  SHL and SFG shall each own their respective interests in the LLC through SHL with 50%, and SFG with 50% in such LLC.  An initial contribution of $1,000 shall be directed to the benefit of the LLC from both SHL and SFG.

On February 13, 2007, the Company filed Form S8 to register 53,308,207 shares of its common stock, under the 2007 Stock Compensation Plan for its key employees and certain professionals.

On January 29, 2007, the Company entered into a Promissory Note Conversion Agreement in the amount of $141,780 with La Jolla Cove Investors, Inc., (“LJCI”). The parties have no material relationship with the Company or its affiliates other than in respect to the material definitive agreement.

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

Item 8B. Other Information

N/A

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors:

Name	Age	Office
Michael A. Barron	55	Chairman and Chief Executive Officer
Joseph Cosio-Barron	57	President
Lee Shorey	62	Executive Vice President, Secretary, Treasurer and Director
Theresa Carlise	47	Chief Financial Officer

Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other.

Michael A. Barron - Chairman & CEO, founded Shearson Financial Network, Inc., formerly Consumer Direct of America in May 2001. From September 1998 to April 2001, Mr. Barron was semi-retired and a consultant to various mortgage companies. From March 1995-1998, Mr. Barron pioneered the first nationwide commercially deployed video conference mortgage financing platform for Intel Corporation which as a licensed mortgage banker and broker in 20 states funded over $1 billion in closed loans. In November 1988, he founded and served as President, until 1992, of Finet Holdings Corporation (NASDAQ:FNCM), a publicly traded mortgage broker and banking business specializing in e-mortgage financing on site in real estate offices and remote loan origination via the Internet (www.finet.com). In June 1979, TRW hired Mr. Barron to develop its real estate information services division (TRW/REIS) that acquired 11 companies in the field and eventually became the world's largest repository of real estate property information - Experian. Mr. Barron was a founder of Citidata, the first electronic provider of computerized real estate multiple listing services (MLS) in the nation from 1975 to 1979. Mr. Barron was the Senior Planner for the City of Monterey where he was the HUD liaison for the City's downtown redevelopment project. He master planned the city's redevelopment of famous Cannery Row, Fisherman's Wharf, and was Secretary of the Architectural Review Committee. Mr. Barron holds a B.S. degree from California Polytechnic University and has completed courses in the MBA program at UCLA.

Joseph Cosio-Barron - President. Joined the Company in March 1, 2002. Prior to joining the Company, he was associated with CBS Consultants, Inc. a California Corporation and served as Managing Partner and President from 1996 to 2002. CBS Consultants, Inc. a financial firm offered highly specialized services in Securities compliance and lending for hotels, resorts, and casinos and their development and construction. From 1991-1996 was associated with Finet Holdings Corporation, a Delaware Corporation as Executive Vice President. Finet is a publicly held company presently trading on NASDAQ. Finet is an industry innovator and at the leading edge of financial lending services for residential mortgages. As Executive Vice President, was entirely responsible for all operations, sales, marketing, development, securities compliance and production. From 1980-1990 Terra West Construction, as President, a company which he founded. A construction and sales company, which in addition to building single-family subdivisions, strip, centers, duplex and fourplex units also developed syndications and formed limited partnerships for large-scale developments throughout California. From 1973-1980 Multi-Financial Corporation, a California Corporation, as Senior Vice-President. Multi-Financial Corporation a real estate investment firm that both owned and managed commercial, retail, and residential income properties in Northern California. Mr. Cosio-Barron received a BA of Business Management, San Francisco State College and a JD Law Degree from Golden Gate University.

Theresa Carlise - Chief Financial Officer. Ms. Carlise joined the Company on October 1, 2006. Ms. Carlise has an extensive background as a CFO and Director of a pubically traded music retail distribution company, which had revenues in excess of $200,000,000, located in 38 states and employed over 2,000 employees for a period of 16 years. Prior to her employment she served as a financial consultant for two years to the Company assisting in all matters as related to the financial operations of the Company. Ms. Carlise served in a similar capacity at another publically traded mortgage banking company which eventually was acquired by the Company. Ms. Carlise earned a B.S. degree in Finance, with a minor in Economics at Indiana University of Pennsylvania.

Lee Shorey - Executive Vice President, Secretary, Treasurer and Director, has over 30 years experience in finance, mortgage brokerages and real estate services companies. Mr. Shorey holds a BS Degree in Accounting. Mr. Shorey held the position of VP Administration/HR for Virtual Mortgage Network. In that capacity Mr. Shorey managed the general accounting, statistical reporting, document preparation and research for preparation of business plan, reporting on regional activity, tracking sales and production, handling payroll and HR activities for the company. Prior to that assignment, Mr. Shorey functioned as the Controller for Finet Corporation, a San Francisco area computerized loan origination company. Mr. Shorey held the position of VP Operations for American Financial Network located in Dallas, TX., one of the first computerized loan origination networks. In addition to the above, Mr. Shorey has had several years of experience in training, procedures and marketing with Associates Corporation during his 18 years with that Company.

Item 10.	Executive Compensation.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael A. Barron,	2004	$180,000	--	--	--	--	--	--	$180,000
Chief Executive Officer	2005	$180,000	--	--	--	--	--	--	$180,000
and Chairman	2006	$300,000	--	--	--	--	--	--	$300,000

Joseph Cosio-Barron,	2004	$120,000	--	--	--	--	--	--	$120,000
President	2005	$165,000	--	--	--	--	--	--	$165,000
	2006	$300,000	--	--	--	--	--	--	$300,000

Theresa Carlise	2004	--	--	--	--	--	--	--	--
Chief Financial Officer	2005	--	--	--	--	--	--	--	--
	2006	$42,900	--	--	--	--	--	--	$42,900

Lee Shorey	2004	--	--	--	--	--	--	--	--
Executive Vice	2005	$84,000	--	--	--	--	--	--	$84,000
President, Secretary, Treasurer and Director	2006	$90,000	--	--	--	--	--	--	$90,000

Outstanding Equity Awards at Fiscal Year End

There were no unexercised options, unvested shares of common stock or any awards under an equity incentive plan as of December 31, 2006 for our Chief Executive Officer and our two most highly compensated executive officers other than the Chief Executive Officer.

Employment Agreements

Our employment agreement with Michael Barron requires him to perform the duties of Chairman of the Board and Chief Executive Officer at an annual salary of $300,000. Mr. Barron is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual income exceeds projected income. He is entitled to the same benefits afforded to other executives. He is also entitled to a car allowance of $1,000 per month. His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Mr. Barron's employment agreement commenced as of June 15, 2006 and terminates on June 14, 2009.

Our employment agreement with Joseph Cosio-Barron requires him to perform the duties of -President at an annual salary of $300,000. Mr. Cosio-Barron is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual income exceeds projected income. He is entitled to the same benefits afforded to other executives. He is also entitled to a car allowance of $1,000 per month. His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Mr. Cosio-Barron's employment agreement commenced as of June 15, 2006 and terminates on June 14, 2009.

Our employment agreement with Theresa Carlise requires her to perform the duties of Chief Financial Officer at an annual salary of $196,800. In addition, Ms. Carlise is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. Her performance bonus will be equal to the percentage of her annual salary equal to 50% plus the percentage by which actual income exceeds projected income. She is entitled to the same benefits afforded to other executives. Her employment agreement provides that if we terminate him without cause, she is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Ms. Carlise employment agreement commenced as of October 1, 2006 and terminates on October 1, 2009.

Code of Ethics

The Company has not yet adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer, but expects to in the near future.

Director Compensation

We currently do not compensate our directors for attending Board meetings, but we do reimburse them for out-of-pocket expenses.

Director Independence

None of our directors are independent directors, using the Nasdaq definition of independence.

Nominating Committee

We do not have a separately designated nominating committee because the board makes all decisions regarding director nominations.

Subsequent Event

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

On March 27, 2007, the Company rescinded its agreement with RPT. The parties believed that the Exchange was not as beneficial as anticipated to both parties, and desire to rescind said agreement effective December 31, 2006. The parties shall remain in the same position as that they were prior to the execution of the Exchange Agreement.

On February 28, 2007, Shearson Home Loans entered into a Joint Venture Agreement Operating by and between the Company and Stinson Financial Group, Inc. (“SFG”),  The parties have no material relationship with the Company or its affiliates other than in respect to the material definitive agreement. The Agreement allows for the formation of a LLC to engage in originating mortgage loans for a period of one year, automatically renewable for an additional year, unless either party notifies the other of the intent not to renew within 90 days prior to the scheduled expiration.  The Joint Venture shall be conducted by SFG and SHL through the LLC.  SHL and SFG shall each own their respective interests in the LLC through SHL with 50%, and SFG with 50% in such LLC.  An initial contribution of $1,000 shall be directed to the benefit of the LLC from both SHL and SFG.

On February 13, 2007, the Company filed Form S8 to register 53,308,207 shares of its common stock, under the 2007 Stock Compensation Plan for its key employees and certain professionals.

On January 29, 2007, the Company entered into a Promissory Note Conversion Agreement in the amount of $141,780 with La Jolla Cove Investors, Inc., (“LJCI”). The parties have no material relationship with the Company or its affiliates other than in respect to the material definitive agreement.

Stock Option Plan

The Shearson Financial Network, Inc. Stock Incentive Plan 2002 (the “Plan”) provides for the grant of 1,950,000 incentive or non-statutory stock options to purchase common stock. Employees, who share the responsibility for the management growth or protection of the business of the Company and certain Non-Employee (“Selected Persons”), are eligible to receive options which are approved by a committee of the Board of Directors. These options primarily vest over five years and are exercisable for a ten-year period from the date of the grant. No stock options or awards may be granted under this plan after October 15, 2012. On December 31, 2005, the Board of Directors of the Company elected to cancel the outstanding options; 80,000 to Michael Barron and 80,000 to Joseph Cosio-Barron and terminate the plan.

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of April 2, 2007 by (i) each person known by us to be the beneficial owner of more than five percent of our Common Stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. See "Management."

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Common Stock Beneficially Owned (3)
Michael A. Barron (Chief Executive Officer and Chairman)	7,650,918	2.6%
Joseph Cosio-Barron (President)	12,440,618	4.3%
Lee Shorey (Executive Vice President, Secretary, Treasurer and Director)	1,071,000	0.4%
Theresa Carlise (Chief Financial Officer)	1,000,000	0.3%
Greg Shanberg (4)	80,000,000	27.6%
Crusader Capital Partners	15,021,462	5.2%
Keith Fink (5)	35,552,675	12.2%
Eclipse Holding Corporation (6)	22,000,000	7.6%
All Officers and Directors as a group (4 persons)	22,163,536	7.6%

(1) The address of each of the beneficial owners is 2470 St. Rose Parkway, Suite 314, Henderson, Nevada 89074, except as indicated.

(2) In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3) Based on 290,287,210 shares outstanding as of February 5, 2007, plus the number of shares, which the beneficial owner has the right to acquire within 60 days, if any, as indicated in footnote (2) above.

(4) Address is c/o Allstate Home Loans, 8 Hughes Parkway, Irvine, CA

(5) Address is 11500 Olympic Blvd., #316, Los Angeles, CA 90064

(6) Address is c/o J. Helfer, 21800 Oxnard, Suite # 850, Woodland Hills, CA 91367

Item 12. Certain Relationships and Related Transactions and Director Independence.

On January 21, 2005, the Company borrowed $125,000 from its former Chief Financial Officer, Wayne Bailey.

During the month of December 2005, the Company entered in to financing agreement with Eclipse Holding Company, which is 50% owned by the Company’s Chief Executive Officer, Michael Barron. The Company entered into an agreement to borrow a total of $750,000 in the form of a note payable, with an interest of 10% per annum. At December 31, 2006, the outstanding balance on this note was $688,395.50. The agreement calls for the issuance of common stock warrants. As of December 31, 2006 and 2005, the Company issued 17,000,000 and 5,000,000 shares, respectively.

On January 11, 2006, Joseph Cosio-Barron, the Company’s President advanced the Company $75,000 and on January 31, 2006 advanced an additional $27,009.70, for a total of $102,009.70. The advances are in the form of a demand note which incurs interest at 10% per annum.

No members of the Company’s board are independent nor were there any independent directors on the Company’s board during 2006.

Item 13. Exhibits.

No.	Title

2.1	Share Exchange Agreement by Paragon Financial Corporation and Shearson Home Loans, dated February 13, 2006 (14)
2.3	Purchase of Common Stock Agreement between the Registrant and Crusader Capital Partners, LLC, dated August 1, 2005. (16)
3.1	Articles of Incorporation of the Registrant (1)
3.2	Amendment to Articles of Incorporation of the Registrant
3.3	Amendment to Articles of Incorporation of the Registrant
2.3	Purchase and Sale of Capital Stock Agreement between the Registrant and Ocean West Holding Corporation, dated July 15, 2004. (4)
3.4	Bylaws of the Registrant (1)
3.5	Amendment Articles of Incorporation
4.3	Stock Subscription Agreement between the Registrant and Ocean West Corporation, dated July 1, 2004. (5)
4.4	Stock Subscription Agreement between the Registrant and Ocean West Corporation, dated August 1, 2004. (6)
4.5	Stock Subscription Agreement between the Registrant and Ocean West Corporation, dated September 1, 2004. (7)
4.6	Stock Subscription Cancellation Agreement between Registrant on Ocean West Holding Corporation, dated September 28, 2004, (12)
4.7	Stock Subscription Agreement between the Registrant and Ocean West Enterprise, dated September 28, 2004, (12)
5.0	Convertible Promissory Note between the Registrant and Club Vista Holdings Inc., dated July 31, 2004. (8)
5.1	Credit Facility Agreement Note between the Registrant and Club Vista Holdings Inc., dated September 21, 2004. (9)
5.2	Joint Venture Agreement between the Registrant and Club Vista Holdings Inc., dated September 14, 2004. (10)
5.3	Opinion of counsel for 2006 Compensation Plan, dated January 3, 2006 (15)
5.4	Joint Venture Operating Agreement between Registrant and Stinson Financial Group Inc., dated February 28, 2007. (18)
5.5	Rescission Agreement between Registrant and Real Properties Technologies, dated March 27, 2007. (26)
10.1	Common Stock Purchase Agreement dated February 20, 2002 between the Registrant and Consumer Capital Holdings, Inc. (2)
10.2	The Registrant’s 2002 Stock Incentive Plan (3)
10.3	Rescission and Settlement Agreement dated October 1, 2004, (13)
10.4	Promissory Note dated October 25, 2004, (13)
10.5	2006 Stock Compensation Plan, dated January 3, 2006 (15)
10.6	2005 Stock Compensation Plan, dated June 13, 2005. (17)
10.7	Share Exchange Agreement by and between Registrant and Continental Home Loans, Inc., dated June 6, 2006. (21)
10.8	Share Exchange Agreement by and between Registrant and Allstate Home Loans, Inc., dated July 29, 2006. (20)
10.9	Share Exchange Merger Agreement by and between Registrant and RPT Group Inc., dated June 5, 2006. (19)
10.10	Asset Purchase Agreement between Registrant and EHome Credit Corp, dated June 6, 2006. (21)
10.11	Amendment No 1 to Asset Purchase Agreement by and between Registrant and EHome Credit Corp, dated November 20, 2006 *
10.12	Employment Agreement between the Registrant and Michael Barron, dated May 1, 2006. *
10.13	Employment Agreement between the Registrant and Joseph Cosio-Barron, dated May 1, 2006. *
10.14	Employment Agreement between the Registrant and Theresa Carlise, dated October 1, 2006. *
10.15	Rescission Agreement between Registrant and Continental Home Loans, dated November 9, 2006. (22)

No.	Title

10.16	Rescission and Settlement Agreement between Registrant and Paragon Financial, dated May 5, 2006. (23)
10.17	Office space lease between the Registrant and Mammoth Henderson I LLC. dated October 11, 2006 *
10.18	Office space sublease between the Registrant and u-Nav Microelectronics Corp. dated February 6, 2007 *
10.19	Promissory Note between Registrant and Joseph Cosio-Barron, dated January 31, 2006 *
10.20	2007 Stock Compensation, dated February 12, 2007. (24)
10.21	Compensation Agreement dated February 12, 2007. (24)
10.22	Promissory Note Conversion Agreement by and between Registrant and LaJolla Cove Investors, dated January 29, 2007 (25)
16.2	Letter from Chavez and Koch, CPA’s, dated February 8, 2005 (11)
21.1	Subsidiaries.
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes

* filed by amendment

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form 10-SB dated May 8, 2001 and filed with the SEC on May 11, 2001.
(2)	Incorporated by reference to the exhibits to Registrant’s Report on Form 8-K dated March 4, 2002 and filed with the SEC on March 6, 2002.
(3)	Incorporated by reference to the exhibit to the Registrant’s Registration Statement on Form S-8 dated November 22, 2002 and filed with the SEC on November 23, 2001
(4)	Previously filed as an exhibit to Form 8-K, dated August 3, 2004
(5-10)	Previously filed as an exhibit to Form 10QSB for the period ended September 30, 2004.
(11)	Previously filed as an exhibit to Form 8-K, dated February 8, 2005.
(12)	Previously filed as an exhibit to Form 10QSB, for the period ended September 30, 2004
(13)	Previously filed as an exhibit to Form 10KSB, for the period ended December 31, 2004, dated April 15, 2005.
(14)	Previously filed as an exhibit to Form 8-K, dated February 13, 2006.
(15)	Previously filed as an exhibit to Form S-8, dated January 3, 2006.
(16)	Previously filed as an exhibit to Form 8-K, dated August 1, 2005.
(17)	Previously filed as an exhibit to Form S-8, dated June 13, 2005.
(18)	Previously filed as an exhibit to Form 8-K, dated March 09, 2007.
(19)	Previously filed as an exhibit to Form 8-K, dated March 09, 2007.
(20)	Previously filed as an exhibit to Form 8-K, dated July 29, 2006.
(21)	Previously filed as an exhibit to Form 8-K, dated June 6, 2006.
(22)	Previously filed as an exhibit to Form 8-K, dated November 9, 2006.
(23)	Previously filed as an exhibit to Form 8-K, dated May 5, 2006.
(24)	Previously filed as an exhibit to Form S-8, dated February 12, 2007.
(25)	Previously filed as an exhibit to Form 8-K, dated February 26, 2007.
(26)	Previously filed as an exhibit to Form 8-K, dated April 2, 2007.

Item 14. Principal Accountant Fees and Services.

The Company retained Pollard Kelley Auditing Services Inc .as the Company's independent auditor and to examine the financial statements of the Company for the fiscal year ended December 31, 2006 and 2005. Pollard Kelley Auditing Services Inc performed the services listed below and was paid the fees listed below for the fiscal year ended December 31, 2006 and 2005.

Audit Fees

Pollard Kelley Auditing Services Inc. expects aggregate fees of approximately $45,000 for the fiscal year ended December 31, 2006 and was paid approximately $30,000 for the fiscal year ended December 31, 2005, for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB.

Audit Related Fees

Pollard Kelley Auditing Services Inc. were not paid additional fees for either of the fiscal years ended December 31, 2006 or December 31, 2005 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Pollard Kelley Auditing Services Inc .estimates fees in the amount of $0 for the fiscal year ended December 31, 2006 and 2005 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Pollard Kelley Auditing Services Inc. were not paid any other fees for professional services during the fiscal years ended December 31, 2006 and 2005.

Audit Committee

The Company does not have an audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shearson Financial Network, Inc.

By:	/s/ Michael A. Barron	April 11, 2007
Michael A. Barron, Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Theresa Carlise	April 11, 2007
Theresa Carlise, Chief Financial Officer,
(Principal Financial Officer)