Form 10QSB
period 2007-03-31
SHEARSON FINANCIAL NETWORK INC
filed 2007-05-21
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2007
000-32745
Commission File Number

SHEARSON FINANCIAL NETWORK, INC.

 (Exact name of Registrant as Specified in its Charter)

Nevada	88-0471353

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2470 St. Rose Parkway, Henderson, Nevada 89052
(Address of Principal Executive Offices including Zip Code)

(702) 547-7300

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date

316,120,393 shares of Common Stock outstanding as of March 31, 2007

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

PART 1 – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$8,794	$9,032
Loans available for sale	18,296,746	19,760,396
Accounts receivable and receivables from loans sold, net	1,646,997	1,587,419
Prepaid and other current assets	148,579	114,068
Total current assets	20,101,116	21,470,915
Property and equipment, net	1,267,877	1,417,227

Other assets:
Goodwill	6,543,483	6,543,483
Other assets, net	1,122,675	1,184,946
Total other assets	7,666,158	7,728,429
Total assets	$29,035,151	$30,616,571
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,157,854	$1,035,525
Bridge notes payable	1,200,000	1,200,000
Interest payable	418,313	356,426
Notes payable	821,085	141,780
Notes payable – related party	227,010	915,405
Stock subscription payable	20,000	20,000
Line of credit	18,041,565	19,426,568
Total current liabilities	21,885,827	23,095,704
Long-term liabilities:
Notes payable – stockholders, less current maturities	1,000,000	1,000,000
Total long- term liabilities	1,000,000	1,000,000
Total liabilities	22,885,827	24,095,704
Minority shareholder interest	127,079	86,977
Stockholders' equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 316,120,393 and 289,942,886 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	316,120	289,943
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, 10,500 shares issued and outstanding at March 31, 2007 and December 30, 2006, respectively	4,250,000	4,250,000
Additional paid-in capital	28,317,691	27,968,189
Accumulated deficit	(26,861,566)	(26,074,241)
Total stockholders' equity	6,022,245	6,433,890
Total liabilities and stockholders' equity	$29,035,151	$30,616,571

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	March 31,	March 31,
	2007	2006
Revenues
Loan origination and sale of mortgage loans	$1,124,273	$191,444

Cost of sales	273,971	77,460

Gross profit	850,302	113,984

Expenses
Salary and payroll taxes	617,588	1,155,357
Selling, general and administrative	297,397	265,183
Professional fees	422,108	1,371,341
Depreciation expense	149,350	153,676
Total expenses	1,486,443	2,945,557

Loss from operations	(636,141)	(2,831,573)

Other (expense) income
Interest expense	(28,964)	(26,375)
Debt discount expense	(82,117)	--
Total other (expense) income	(111,081)	(26,375)

Loss before minority shareholder interest	(747,222)	(2,857,948)

Income applicable to minority shareholder interest	40,102	--

Net loss	(787,324)	(2,857,948)

Net loss applicable to common shareholders	$(787,324)	$(2,857,948)

Net loss per share, quarterly basic and diluted	$(0.00)	$(0.04)

Net loss per share, annually basic and diluted	$(0.00)	$(0.06)

Weighted average number of common shares outstanding, quarterly basic and diluted	204,270,627	71,241,180

Weighted average number of common shares outstanding, annually basic and diluted	199,787,033	49,373,033

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(787,324)	$(2,857,948)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation	149,350	153,676
Stock based expenses	256,310	2,307,290
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and receivables from loans sold, net	(59,578)	(12,854)
(Increase) decrease in mortgage loans available for sale	1,463,650	831,200
(Increase) decrease in prepaid expenses	(34,011)	324,786
(Increase) decrease in other assets	62,271	--
Increase (decrease) in accounts payable and accrued expenses	122,329	--
Increase (decrease) in stock subscription payable	--	(431,491)
Increase (decrease) in interest payable	61,887	--
Increase (decrease) in minority shareholder interest	40,102	--
Net cash provided by operating activities	1,274,488	314,660
Cash flows from investing activities:
Purchase of fixed assets	--	--
Net cash provided by (used in) investing activities	--	--
Cash flows from financing activities:
Advances (payments)on lines of credit	(1,385,003)	(828,857)
Issuance of stock for A/P settlement	84,800	--
Issuance of stock for debt	8,392	402,010
Proceeds from related notes payable	--	40,550
Payments of notes payable	(9,091)	(117,243)
Issuance of common stock	26,177	58,654
Net cash provided by (used in) financing activities	(1,274,725)	(327,644)
Net decrease in cash and cash equivalents	(238)	(12,984)
Cash and cash equivalents, beginning of period	9,032	21,401
Cash and cash equivalents, end of period	$8,794	$8,417
Supplemental disclosure of cash flow information
Interest paid	$90,000	$--

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

							Total
	Common Stock		Preferred Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balance 12 31 2006	289,942,886	289,943	10,500	4,250,000	27,968,188	(26,074,241)	6,433,890

Stock issued for services	19,478,207	19,478			256,310		275,788
Stock issued for debt	699,300	699			8,392		9,091
Stock issued for AP	6,000,000	6,000			84,800		90,800
Net loss	-	-	-	-	-	(787,324)	(787,324)
Subtotal	26,177,507	26,178	-	-	349,502	(787,324)	(411,644)

Balance 3 31 2007	316,120,393	$316,120	$10,500	$4,250,000	$28,317,690	$(26,861,565)	$6,022,246

SHEARSON FINANCIAL NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

(1)	Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Shearson Financial Network Inc. (the "Company"), as of March 31, 2007, and the results of its operations and cash flows for the three-month period ended March 31, 2007 and 2006. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company's Form 10-KSB registration report for the period ending December 31, 2006 filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has an accumulated deficit of $26,861,565 as of March 31, 2007, which raises substantial doubt about the Company's ability to continue as a going concern.

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

The consolidated financial statements include the accounts of Shearson Financial Network, the accounts of Shearson Home Loans and Allstate Home Loans, Inc, of which the Company, on July 29, 2006, acquired 85% of the outstanding common stock through a stock exchange.  The minority shareholder interest of 15% of Allstate Home Loans amounts to $127,079 which is reflected on the accompanying consolidated balance sheet.  All significant inter-company accounts and transactions have been eliminated.

(3)	Earnings per Share

Earnings per share have been calculated based upon the weighted average number of common shares outstanding during both reporting periods.

(4)	Stock Issued for Services:

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter party’s performance is complete or the date on which it is probable that performance will occur. For the quarter ended March 31, 2007, the amounts that have been charged against income for those services were approximately $275,788.

SHEARSON FINANCIAL NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

(5)	Joint Venture Agreement

On February 28, 2007, Shearson Home Loans entered into a Joint Venture Operating Agreement by and between the Company and Stinson Financial Group, Inc. (“SFG”),  The parties have no material relationship with the Company or its affiliates other than in respect to the material definitive agreement. On April 30, 2007, Stinson Financial Group, Inc. terminated the agreement.  Since the Joint Venture was not completed as of April 30, 2007 there were no accounting effects of the transaction at the time of termination.

(6)	Promissory Note Conversion Agreement

On January 29, 2007, the Company entered into a Promissory Note Conversion Agreement in the amount of $141,780 with La Jolla Cove Investors, Inc., (“LJCI”). The parties have no material relationship with the Company or its affiliates other than in respect to the material definitive agreement.  Each of LJCI and Shearson agree that each Promissory Note shall be converted or exchanged (each, a “Conversion”), in whole, up to the full principal balance thereof, into shares of the common stock of Shearson (the “Shearson Common Stock”) (calculated as to each such conversion to the nearest 1/100th of a share), within 60 days from the date of LJCI’s purchase of the Promissory Note. The number of shares of Shearson Common Stock into which the Promissory Notes may be converted is equal to the dollar amount of the Promissory Note being converted divided by the Conversion Price. The Conversion Price shall be equal to 82% of the average of the volume weighted average price of the shares of the Shearson Common Stock during the five trading days prior to LJCI’s election to convert. The Conversion Notice shall constitute a contract between LJCI and Shearson, whereby LJCI shall be deemed to subscribe for the number of shares of Shearson Common Stock which it will be entitled to receive upon such Conversion and, in payment and satisfaction of such subscription, to surrender the Promissory Note and to release Shearson from all liability thereon (except if and to the extent that any principal amount of the Promissory Note remains unconverted). As of March 31, 2007, 699,300 shares were converted for a value of 9,091, resulting in a note balance of $132,689.

(7)	Stock Compensation Plan

On February 13, 2007, the Company filed Form S8 to register 53,308,207 shares of its common stock, under the 2007 Stock Compensation Plan.  The Plan shall be administered by the Board of Directors of the Company. This 2007 Stock Compensation Plan (the "Plan") is intended to attract and retain the best available personnel for positions with Shearson Financial Network, Inc. or any of its subsidiary corporations (collectively, the "Company"), and to provide additional incentive to such employees and others to exert their maximum efforts toward the success of the Company. The above aims will be effectuated through the granting of certain stock options and shares of Common Stock (as defined below). Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options there under. The term "subsidiary corporation" shall, for the purposes of the Plan, be defined in the same manner as such term is defined in Section 424(f) of the Code and shall include a subsidiary of any subsidiary.

The term of each Option granted under the Plan shall be contained in a stock option agreement between the Optionee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the Plan, including the following: (a) The purchase price of the Common Shares subject to each ISO shall not be less than the fair market value (or in the case of the grant of an ISO to a Principal Stockholder, not less that 110% of fair market value) of such Common Shares at the time such Option is granted. Such fair market value shall be determined by the Board of Directors and, if the Common Shares are listed on a national securities exchange or traded on the over-the-counter market, the fair market value shall be the mean of the highest and lowest trading prices or of the high bid and low asked prices of the Common Shares on such exchange, or on the over-the-counter market as reported by the NASDAQ system or the National Quotation Bureau, Inc., as the case may be, on the day on which the ISO is granted or, if there is no trading or bid or asked price on that day, the mean of the highest and lowest trading or high bid and low asked prices on the most recent day preceding the day on which the ISO is granted for which such prices are available. (b) The purchase price of the Common Shares subject to each Non-ISO shall not be less than 85% of the fair market value of such Common Shares at the time such Option is granted. Such fair market value shall be determined by the Board of Directors in accordance with subparagraph (a) of this Paragraph 5. The purchase price of the Common Shares subject to each Non-ISO shall be determined at the time such Option is granted. (c) The dates on which each Option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted. (d) The expiration of each Option shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted; however, unless otherwise determined by the Board of Directors at the time such Option is granted, an Option shall be exercisable for ten (10) years after the date on which it was granted (the "Grant Date"). Each Option shall be subject to earlier termination as expressly provided in Paragraph 6 hereof or as determined by the Board of Directors, in its discretion, at the time such Option is granted.

SHEARSON FINANCIAL NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

The term of each Stock Award granted under the Plan shall be contained in a stock award agreement between the Grantee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the Plan, including the following:(a) A Grantee shall have the rights of a stockholder with respect to the Common Shares issued pursuant to his Stock Award.(b)No Stock Award shall be transferable, except by will or the laws of descent and distribution. No Stock Award granted under the Plan shall be subject to execution, attachment or other process.

As of March 31, 2007 there were stock awards issued of 22,677,577 shares and no options were issued.

(8)	Related-Party Transactions:

On January 21, 2005, the Company borrowed $125,000 from its Chief Financial Officer, Wayne Bailey.

In December of 2005, the Company entered in to financing agreement with Eclipse Holding Company (“Eclipse”), which  was 50% owned by the Company’s Chief Executive Officer, Michael Barron.  In August of 2006, Mr. Barron relinquished his interest with Eclipse Holding Company for consideration and is no longer a party to the transaction. The Company entered into an agreement with Eclipse to borrow a total of $750,000 in the form of a note payable, with interest at a rate of 10% per annum.  At March 31, 2007, the outstanding balance on this note was $688,395.50 and is no longer considered a related party transaction.  The agreement called for the issuance of common stock warrants., of which all have been issued.  As of December 31, 2006 and 2005, the Company issued 17,000,000 and 5,000,000 shares, respectively.

On January 11, 2006, Joseph Cosio-Barron, the Company’s President advanced the Company $75,000 and on January 31, 2006 advanced an additional $27,009.70, for a total of $102,009.70.  The advances are in the form of a demand note which incurs interest at a rate of 10% per annum.

(9)	Subsequent Event

On April 30, 2007, Stinson Financial Group, Inc. terminated the Joint Venture Operating Agreement, which was entered into on February 28, 2007.  Since the Joint Venture was not completed as of April 30, 2007 there were no accounting effects of the transaction at the time of termination.

SHEARSON FINANCIAL NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

(10)	Business Consolidation

SHEARSON FINANCIAL NETWORK
FOR THE THREE MONTHS ENDED MARCH 31, 2007

	Shearson Home Loans	Shearson Financial	Consolidated
Revenues:
Loan origination and sale of mortgage loans	$1,124,273	$-	$1,124,273
Other income	-	-	-
Total revenues	1,124,273	-	1,124,273

Cost of Sales	273,971	-	273,971

Gross Profit	850,302	-	850,302

Expenses:
Salary & payroll taxes	402,138	215,450	617,588
Professional fees	72,649	349,458	422,107
Selling, general and administrative	256,435	40,963	297,397
Depreciation expense	86,062	63,289	149,350
Total expenses	817,283	669,160	1,486,443

Income (loss) from operations	33,018	(669,160)	(636,141)

Other (expense) income
Interest expense	(85)	(28,878)	(28,964)
Debt discount expense	-	(82,117)	(82,117)
Total other (expense) income	(85)	(110,995)	(111,081)

Income before minority shareholder interest	32,933	(780,155)	(747,222)

Income applicable to minority shareholder interest	(40,102)	-	(40,102)

Net income	$(7,169)	$(780,155)	$(787,324)

(10)	Business Consolidation (Continued)

SHEARSON FINANCIAL NETWORK
MARCH 31, 2007

	Shearson Home Loans	Shearson Financial	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,745	$48	$8,794
Mortgage loans held for sale	18,296,746	-	18,296,746
Accounts receivable and receivables from loans sold, net	1,646,997	-	1,646,997
Due to from parent/subsidiary	1,731,664	(1,731,664)	-
Prepaid and other current assets	122,878	25,701	148,579
Total current assets	21,807,031	(1,705,915)	20,101,116

Property and equipment, net	747,033	520,844	1,267,877

Other assets:
Goodwill	-	6,543,483	6,543,483
Other assets	19,846	1,102,829	1,122,675
Total other assets	19,846	7,646,312	7,666,158

Total assets	$22,573,910	$6,461,241	$29,035,151

Liabilities and Stockholders' Equity

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$688,992	$468,863	$1,157,855
Due to from parent/subsidiary	(1,826,738)	1,826,738	-
Stock subscription payable		20,000	20,000
Bridge notes payable		1,200,000	1,200,000
Accrued interest payable	189,204	229,109	418,313
Notes payable		821,085	821,085
Notes payable - related party		227,010	227,010
Line of credit	18,041,565	-	18,041,565
Total current liabilities	17,093,023	4,792,805	21,885,828

Long term liabilities
Long term debt, net of current portion	-	1,000,000	1,000,000
Total long term liabilities	-	1,000,000	1,000,000

Total liabilities	17,093,023	5,792,805	22,885,827

Minority shareholder interest	127,079	-	127,079

Stockholders' equity:
Common stock, $0.001 par, 500,000,000 authorized 290,287,210 issued and outstanding	-	316,120	316,120
Preferred Stock, $0.01 par, 15,000,000 authorized 10,500 issued and outstanding	-	4,250,000	4,250,000
Additional paid-in capital	-	28,317,691	28,317,691
Accumulated earnings (deficit)	5,353,809	(32,215,375)	(26,861,566)
Total stockholders' equity	5,353,809	668,436	6,022,245

Total liabiltiies and stockholders' equity	$22,573,910	$6,461,241	$29,035,151

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB and the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Litigation Reform Act of 1995.  These statements involve a number of risks, uncertainties and other factors that could cause actual results o differ materially, as discussed more fully herein.

THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS.

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

Overview

Shearson Financial Network, Inc., (The "Company") is a direct-to-consumer mortgage broker and banker with revenues derived primarily from origination commissions earned on the closing of first and second mortgages on single-family residences ("mortgage loans" and "home equity loans"). The Company has acquired and intends to acquire other businesses in the direct-to consumer mortgage brokerage business and may acquire other businesses that are outside the direct-to-consumer mortgage brokerage business. The Company believes it has the infrastructure, systems, direct marketing call center support and operational management necessary to properly integrate more acquisitions in order to establish and support a national network.

Results of Operations

Three Month Period Ended March 31, 2007 As Compared to Three Month Period Ended March 31, 2006

Net revenues from origination and/or sale of loans increased 487.3% or $932,829, to $1,124,273 for the quarter ended March 31, 2007 from $191,444 for the quarter ended March 31, 2006.  The increase in revenues can be attributed to the acquisition of 85% of Allstate Home Loans, Inc.

Total operating expenses decreased $1,459,114 or 49.5% to $1,486,443 for the quarter ended March 31, 2007 from $2,945,557 for the quarter ended March 31, 2006.  The decrease is related to a decrease in wages of $537,769  or 46.5% and a decrease in professional fees of $949,234 or 69.2%.  The decrease in expenses is attributable to the Company’s reduction in work force and a stabilization of its professional fees.

We had a net loss of $787,324 for the quarter ended March 31, 2007 compared to net loss of $2,857,948 for the same quarter of 2006.  The decrease in the loss for the March 31, 2007 quarter was due to the increase in revenues generated by the Company’s acquisition of 85% of Allstate Home Loans, Inc. and restructuring its operations by eliminating certain overhead costs.
.
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

Our ability to finance and purchase mortgage loans depends on our ability to secure warehouse lines of credit with acceptable terms. We currently have our primary warehouse line of $10 million with Warehouse One with a provision in the facility for an additional $10,000,000. This facility bears interest at 1.5 above LIBOR, or 11% at March 31, 2007.  The facilities are secured by the mortgage loans financed through the line, related mortgage servicing agreements, of which we repay the outstanding balance under the warehouse line with the proceeds from the sale of mortgage loans. The additional proceeds earned from loan sales also replenish working capital.

The loan agreement with the Warehouse One contains two restrictive covenants relating to tangible net worth of not less than $4,750,000 and a debt to equity ration no greater than 10:1.  Currently we are in compliance with the debt covenants as the loan is with the Company’s subsidiary, Shearson Home Loans, which equity is $5.4 million at March 31, 2007.  Should we not comply with the restrictive covenants, there is the possibility that we may lose the credit facility at any time, which would cause a negative impact on the way we do business and a material adverse effect on our results of operations and financial condition.  As of March 31,2007 the balance on this facility was $1,105,150.

Allstate Home Loans, Inc., which the Company acquired 85% of the outstanding stock on July 29, 2006, has a line of credit with IMPAC and RFC.  The IMPAC line is a credit facility for $50,000,000, charged interest averaging between 6.5% and 8.5% and is personally guaranteed by Greg Shanberg, former President of Allstate Home Loans.  The RFC line of credit is a $30,000,000 facility, charges interest averaging between 6.5% and 8.5% and is personally guaranteed by Greg Shanberg, former President of Allstate Home Loans and Shearson Home Loans.  The facility contains restrictive covenants of which tangible net worth must be greater than $4,000,000, debt leverage ratio must not exceed 15:1 and which cash must not be less than $800,000.  Allstate Home Loans, Inc. currently does not meet the cash requirement and is in default.  The facilities are collateralized by the related mortgage loans receivable.  At March 31, 2007, the outstanding balance with IMPAC was $0 and with RFC the balance was $17,191,596.

Historically we have funded operations through a combination of borrowings and issuance of stock. We currently intend to retain our earnings for the foreseeable future to help increase our liquidity.   Management continues to explore investment alternatives to aid in its liquidity, but there can be no reliance made on such.

Management currently believes that cash flows from operations should be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2007 however, if they are not, management will seek equity funding from the public capital markets , so long as there are no material adverse changes to the terms or availability of our warehouse lines of credit, we  believe we can meet our liquidity and capital needs at current production levels at least through fiscal 2007.  However we are currently exploring possible liquidity sources either through additional borrowings or potential capital partners to  enable us to increase our loan production and expansion.  Future offerings are probable in order to fund the acquisition growth by the Company.  The Company anticipates  raising equity capital in the amount of $2 million during 2007 in order to fund the integration of this growth. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any equity financing could result in dilution to existing stockholders.

Cash Flows

During the first three months of fiscal 2007 and 2006 we had net cash provided by operating activities of $1,274,488 and $314,660, respectively.  The primary sources of net cash provided by was a, mortgage loans held for sale of $1.5 million, increase in receivables of $59,578, increase in accounts payable of $122,330, stock based expenses of $256,310, increase in prepaid expenses of $34,511, increase in interest payable of $61,887, increase in minority shareholder interest of $40,102, depreciation of $149,350, decrease in other assets of $62,271, offset by the net loss of $787,324 for the three month period ending March 31, 2007.  The primary sources of net cash provided by was a decrease in receivables from loan sold, mortgage loans held for sale, decrease in accounts payable, stock based expenses of $2.3 million, for the month period ending March 31, 2006.  As investors purchase loans, the amounts advanced for such loans through the warehouse lines of credit are paid.  At that time, the receivables are cleared and the cash deposited in our operating account.  These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.

Net cash used for investing activities during the first three months of fiscal 2007 and 2006 was $0 respectively.

Net cash used for financing activities for the three months ended March 31, 2007 was $1,274,725. This consisted primarily of net payments under the warehouse lines of credit of $1,385,003, issuance of stock for settlement of accounts payable of $84,800, issuance of stock for debt of $8,392, payments of notes payable of $9,091, as well as issuance of common stock of $26,177. Net cash used for financing activities for the three months ended March 31, 2006 was $327,644. This consisted primarily of net payments under the warehouse lines of credit of $828,857, proceeds of notes payable related party of $40,550, proceeds of notes payable of $402,010, as well as issuance of common stock of $58,654.

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

Item 3A(T). Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that our controls and procedures are adequate. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

PART II – OTHER INFORMATION

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

On April 14, 2004, we commenced an action against Consulting Services LLC. On April 19, 2004, Consulting Services LLC instituted a counterclaim against us. Both claims are contended by the parties to be of a breach of contract nature from a certain Asset Acquisition Agreement.  Our position is that the agreement was never consummated therefore we are not liable for our performance obligations.  In their counterclaim, Consulting Services LLC is asking for the amount of stock agreed to be given for services per the acquisition agreement of approximately 2.7 million shares of our stock valued at the time to be approximately $1.8 million and $655,321 for certain liabilities we were to assume per the agreement upon closing. We are asserting our position of no liability and asking for approximately $712,859 which was advanced to Consulting Services prior to the knowledge that the transaction was not closing. As of March 31, 2007, there was $352,829 of the $712,859 in other assets.  Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for the above legal proceedings could change in the future.

IndyMac v. Consumer Direct. This is an action by IndyMac Bank against Ocean West Enterprises, Inc., Ocean West Holding Corporation and Consumer Direct of America (“CDA”) asserting causes of action for Breach of Contract and Account Stated.  The action arises as a result of a purported agreement between IndyMac Bank and Ocean West whereby Ocean West sold and IndyMac would purchased mortgages.  IndyMac claims that it later identified nine loans that it purchased from Ocean West which allegedly did not meet the required terms and conditions and as a result, it suffered losses in the amount of $779,700.  Thereafter it alleged that IndyMac and Ocean West entered into a number of different settlement agreements whereby Ocean West made periodic payments to IndyMac on a reduced claim of $289,033, however, if the payments were not received as scheduled, IndyMac would be entitled to the full amount due plus interest.  Ocean West failed to make timely and regular payments and this action was initiated.

CDA was recently advised that a California Court had entered a default judgment against it in the amount of $604,391.27 in relation to the above matter.  CDA had not been served with a summons or complaint or any prior pleading in relation to this matter.  As such, counsel for CDA has prepared and filed Motions to Set Aside and Void the default Judgment as it pertains to CDA.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2007, the Company issued shares of its common stock to the following:

•	6,000,000 shares issued to an individual as settlement of accounts payable with a total value of $90,800.

•	19,478,207 shares issued to various individuals for legal and consulting services with a total value of $275,788.

•	699,300 shares issued to an investment company towards settlement of debt with a total value of $9,091.

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

SHEARSON FINANCIAL NETWORK, INC.

Date:	May 21, 2007
		By:	/s/ Michael A. Barron
Michael A. Barron
Chief Executive Officer

Date:	May 21, 2007
		By:	/s/ Theresa Carlise
Theresa Carlise
Chief Financial Officer (Principal Accounting Officer)