Form 10QSB/A
period 2006-06-30
SHEARSON FINANCIAL NETWORK INC
filed 2007-05-29
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 2
(as amended May 29, 2007)

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

SHEARSON FINANCIAL NETWORK, INC.
FORM 10-QSB/A
AMENDEMENT NO. 2
JUNE 30, 2006

EXPLANATORY NOTE

This amendment is being filed due to the rescission of Real Property Technology and Continental Home Loans. The Company views these rescissions as nullification and accordingly has not included any operating activities related to either company in the Company’s consolidated financial statements. The Company has also noted as Exhibit 10.25 the amendment to the asset purchase agreement by and between Shearson Financial Network, Inc. and EHomeCredit Corp. and has reflected such changes in the Company’s consolidated financial statements.

PART 1 - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$110,625	$21,401
Loans available for sale	4,994,271	831,200
Accounts receivable	297,152	107,321
Prepaid and other current assets	268,595	433,281
Total current assets	5,670,643	1,393,203
Property and equipment, net	1,565,487	1,664,571

Other assets:
Goodwill	3,887,040	1,372,916
Other assets, net	25,701	--
Total other assets	3,912,740	1,372,916
Total assets	$11,148,870	$4,430,690

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,109,601	$1,690,101
Bridge notes payable	869,682	5,869,682
Interest payable	72,010	140,794
Notes payable	410,183	333,173
Notes payable - related party	808,396	767,846
Line of credit	7,591,469	3,497,073
Total current liabilities	10,861,341	12,298,669

Long-term liabilities:
Long- term debt, less current maturities	500,000	--
Total long- term liabilities	500,000	--
Total liabilities	11,361,341	12,298,669

Stockholders' equity (deficit):
Common stock, $0.001 par value, 500,000,000 shares authorized, 98,598,027 and 37,544,108 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	99,598	37,544

Preferred Stock, $0.01 par value, 15,000,000 shares authorized, 7,500 shares issued and outstanding at June 30, 2006 and December 30, 2005, respectively	3,000,000	--
Additional paid-in capital	23,350,403	20,926,149
Accumulated deficit	(26,662,472)	(28,831,673)
Total stockholders' (deficit)	(212,471)	(7,867,979)
Total liabilities and stockholders' (deficit)	$11,148,870	$4,430,690

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Revenues
Loan origination and sale of mortgage loans	$1,527,581	$1,710,960	$1,718,800	$3,428,002
Marketing revenues and commissions	--	126,535	--	292,075
Rental income	--	3,610	--	7,005
Total revenue	1,527,581	1,841,105	1,718,800	3,727,082

Cost of sales	449,310	1,047,419	526,545	1,982,826

Gross profit	1,078,271	793,685	1,192,255	1,744,256

Expenses
Salary, wages and payroll taxes	411,832	656,459	1,567,189	1,248,508
Selling, general and administrative	340,281	1,140,209	479,730	2,491,004
Professional fees	367,858	(199,502)	1,729,850	696,773
Depreciation expense	153,676	188,734	307,352	377,468
Total expenses	1,273,647	1,785,900	4,084,122	4,813,753

Loss from operations	(195,376)	(992,215)	(2,891,866)	(3,069,497)

Other (expense) income
Interest expense	(68,313)	(28,875)	(88,933)	(54,168)
Debt discount expense	--	(1,244,616)	--	(2,489,232)
Forgiveness of debt	5,150,000	--	5,150,000	--
Total other (expense) income	5,081,687	(1,273,491)	5,061,067	(2,543,400)

Income (loss) before minority shareholder interest	4,886,311	(2,265,706)	2,169,200	(5,612,898)

Income (loss) applicable to minority shareholder interest	--	16,149	--	55,183

Net income (loss)	4,886,311	(2,249,557)	2,169,200	(5,557,715)

Dividends on preferred shares	--	(33,163)	--	(69,481)
Net income (loss) applicable to common shareholders	$4,694,311	$(2,282,720)	$2,169,200	$(5,627,196)
Net income (loss) per share, basic and diluted	$0.05	$(0.22)	$0.03	$(0.55)
Net loss per common share, applicable to common shareholders, basic and diluted	$0.05	$(0.22)	$0.03	$(0.55)
Weighted average number of common shares outstanding, basic and diluted	97,954,694	10,233,670	62,012,424	10,233,670

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Cash flows from operating activities:
Net income (loss)	$2,169,200	$(5,612,898)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation	307,352	377,468
Stock based expenses	2,486,145	268,568
Forgiveness of debt	(5,150,000)
Debt discount	--	2,489,232
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(189,832)	168,087
(Increase) decrease in mortgage loans held for sale	(4,163,071)	7,192,573
(Increase) decrease in prepaid expenses	164,686	--125,165
(Increase) decrease in goodwill	(2,514,124)	--
(Increase) decrease in other assets	(25,700)	3,216
Increase (decrease) in accounts payable and accrued expenses	(580,500)	376,867
Increase (decrease) in stock payable	--	82,150
Increase (decrease) in interest payable	(68,784)	--
(Increase) decrease in minority shareholder interest	--	(55,180)
Net cash (used for) provided by operating activities	(7,564,626)	5,415,248
Cash flows from investing activities:
Purchase of fixed assets	(208,268)	(13,219)
Net cash used in investing activities	(208,268)	(13,219)
Cash flows from financing activities:
Net advances on lines of credit	4,094,396	(5,496,188)
Proceeds from related notes payable	40,550	250,000
Proceeds from notes payable	902,010	94,767
Payments of notes payable	(175,000)	--
Issuance of preferred stock	3,000,000	--
Issuance of common stock	162	--
Dividends paid on preferred shares of subsidiary	--	(69,481)
Net cash provided by (used for) financing activities	7,862,118	(5,220,902)
Net increase (decrease) in cash and cash equivalents	89,224	194,396
Cash and cash equivalents, beginning of period	21,401	198,141
Cash and cash equivalents, end of period	$110,625	$392,487
Supplemental disclosure of cash flow information
Interest paid	$--	$--

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2005 AND THE SIX MONTHS ENDED JUNE 30, 2006

	Common Stock		Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance December 31, 2005	37,544,108	$37,544	--	$--	$20,926,149	$(28,831,673)	$(7,867,979)
Stock issued for services	28,800,000	28,800			1,123,700		1,152,500
Stock issued for debt	150,000	150			5,850		6,000
Stock issued for deferred compensation	22,431,120	22,431			884,814		907,245
Stock issued for AP settlement	10,510,000	10,510			409,890		420,400
Stock issued for acquisition			7,500	3,000,000			40,000,000
Stock issuance	162,799	163					163
Net loss	--	--	--	--	--	2,169,200	2,169,200
Balance June 30, 2006	99,598,027	$99,598	7,500	$3,000,000	$23,350,403	$(26,662,472)	$(212,471)

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

Since inception through June 30, 2006, the Company has suffered recurring losses from operations of approximately $26,662,472.  A substantial portion of the Company’s cumulative net loss is attributable to non-cash operating expenses and the Company is showing a net profit for the quarter ended June 30, 2006, however until the Company can sustain its profitability, a substantial doubt exists about the Company’s ability to continue as a going concern.

(2)	Principles of Consolidation:

The consolidated financial statements include the accounts of Shearson Financial Network and its subsidiary Shearson Home Loans. All significant inter-company accounts and transactions have been eliminated.

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

Earnings per share have been calculated based upon the weighted average number of common shares outstanding during both reporting periods.

(4)	Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) effective December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As of June 30, 2006, the Company has no outstanding employee stock options, therefore unless the Company should grant stock options to its employees, The Company expects the adoption of this standard will not have a material impact on its financial statements assuming employee stock options are not granted in the future.

(5)	Stock Issued for Services:

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

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

(6)	Goodwill:

The origin of Goodwill is from the purchase of:

Las Vegas Mortgage	$1,372,916
eHome Credit	2,514,124
Total	$3,887,040

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

On June 9, 2006, we agreed to acquire certain assets and defined liabilities of eHome CreditCorp. (“EHC”), a New York corporation, for 7,500 shares of Series A-1 Preferred Stock valued at approximately $3,000,000. The total value of the transaction is $ 3.0 million.

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

(7)	Acquisition of Assets:

On June 9, 2006, we agreed to acquire certain assets and defined liabilities of eHome CreditCorp. (“EHC”), a New York corporation (“EHC”), from its shareholders (“shareholders”), pursuant to the terms and conditions of an Asset Purchase Agreement (the “Agreement”) among Shareholders, EHC and us. Pursuant to the Agreement, we exchanged 7,500 shares of our Series A-1 Preferred Stock valued at approximately $3,000,000. The total value of the transaction is $ 3.0 million. We plan to integrate EHC into our previously completed acquisition of Shearson Homes Loans and use the brand name Shearson Home Loans for all of our mortgage operations.

(8)	Rescission of Acquisition:

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

(9)	Forgiveness of Debt:

During the six month period ended June 30, 2006, Club Vista Holdings, Inc. elected to write off two notes totalling $5,150,000 as of December 31, 2005, resulting in the forgiveness of debt.

(10)	Preferred Stock:

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
JUNE 30, 2006

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

As of June 30, 2006, there was 7,500 shares issued for a value of $3,000,000.

(11)	Common Stock Purchase Warrants and Secured Convertible Notes:

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

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

The Purchasers have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock.

(12)	Related-Party Transactions:

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

(13)	Subsequent Event:

On July 29, 2006, Shearson Financial Network, Inc. (the "Company") entered into a Share Exchange Agreement and Plan of Reorganization Agreement (the “Agreement”) with Allstate Home Loans Inc. (“Allstate”), and the sole shareholder of all of the issued and outstanding shares of Allstate (the “Allstate Shareholder”). Pursuant to the Agreement, which closed on July 29, 2006, the Company is purchasing from the Company’s sole shareholder 850 shares of Allstate’s issued and outstanding shares of common stock. As of July 28, 2006, Allstate had 1,000 shares common stock that are issued and outstanding.

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

On November 20, 2006, the Company amended its Asset Purchase Agreement with EHome Credit Corp., due to changes in the asset and liabilities purchased, as well as the consideration. The consideration was amended as follows, for consideration of $3,000,000 in Buyer’s Preferred Stock; Buyer shall purchase from Seller, a total of $3,568,761 in assets and assume $3,082,885 in liabilities, or net assets and liabilities of $485,876.

(14)	Business Consolidation:

For reporting purposes the Company has the following; Shearson Financial, and subsidiary Shearson Home Loans, which consolidated represents Shearson Financial Network, Inc.

(14)	Business Consolidation (continued)

	Shearson	Shearson
	Home Loans	Financial	Consolidated
Assets
Current assets:
Cash and cash equivalents	$106,856	$3,769	$110,625
Mortgage loans held for sale	4,994,271		4,994,271
Accounts receivable and receivables from loans sold, net	250,917	46,235	297,152
Due to from parent/subsidiary	3,502,441	(3,502,441)	-
Prepaid and other current assets	186,902	81,693	268,596
Total current assets	9,041,387	(3,370,743)	5,670,644
Property and equipment, net	208,268	1,357,219	1,565,487
Other assets:
Goodwill	-	3,887,040	3,887,040
Other assets	-	25,700	25,700
Total other assets	-	3,912,740	3,912,740

Total assets	$9,249,655	$1,899,215	$11,148,870

Liabilities and Stockholders' Equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$204,519	$905,082	$1,109,601
Bridge notes payable	-	869,682	869,682
Accrued interest payable	-	72,010	72,010
Notes payable	-	410,183	410,183
Notes payable - related party	-	808,396	808,396
Line of credit	4,923,253	2,668,216	7,591,469
Total current liabilities	5,127,772	5,733,568	10,861,341

Long term liabilities
Long term debt, net of current portion	-	500,000	500,000
Total long term liabilities	-	500,000	500,000

Total liabilities	5,127,772	6,233,568	11,361,341

Stockholders' equity:
Common stock, $0.001 par, 500,000,000 authorized 98,598,027 issued and outstanding	-	99,598	99,598
Preferred Stock, $0.01 par, 15,000,000 authorized 7,500 issued and outstanding	-	3,000,000	3,000,000
Additional paid-in capital	-	23,350,403	23,350,403
Accumulated earnings (deficit)	4,121,883	(30,784,355)	(26,662,472)
Total stockholders' equity	4,121,883	(4,334,354)	(212,471)

Total liabiltiies and stockholders' equity	$9,249,655	$1,899,215	$11,148,870

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

(14)	Business Consolidation (continued)

FOR THE SIX MONTHS ENDED JUNE 30, 2006

	Shearson	Shearson
	Home Loans	Financial	Consolidated
Revenues:
Loan origination and sale of mortgage loans	$1,719,025	$-	$1,719,025
Other income	-	-	-
Total revenues	1,719,025	-	1,719,025

Cost of Sales	524,928	-	524,928

Gross Profit	1,194,097	-	1,194,097

Expenses:
Salary & payroll taxes	477,249	1,089,941	1,567,189
Professional fees	4,825	1,725,025	1,729,850
Selling, general and administrative	373,035	108,537	481,572
Depreciation expense	-	307,352	307,352
Total expenses	855,108	3,230,855	4,085,963
			-
Income (loss) from operations	338,989	(3,230,855)	(2,891,866)

Other (expense) income
Interest expense	-	(88,933)	(88,933)
Forgiveness of debt	-	5,150,000	5,150,000
Other expense	-	-	-
Total other (expense) income	-	5,061,067	5,061,067
			-
Net income	$338,989	$1,830,212	$2,169,201

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Shearson Financial Network Inc. SFN was incorporated in Las Vegas, Nevada in July 2000, and is the parent to Shearson Home Loans. Shearson Home Loans (SHL) is a direct-to-consumer mortgage broker and banker with revenues derived primarily from origination commissions and resale of whole loans earned on the closing of first and second mortgages on single-family residences. The Company is a consolidator of mortgage brokerages and integrates the brokerage companies into the Shearson Home Loans network and then banks the mortgages through its mortgage banking unit. The Company plans to continue its growth strategy through the acquisition and affiliation of mortgage brokerage firms who do not currently bank their own production. By providing more efficient services to these smaller firms, SHL can accrete loan volume without having to “organically” grow the business. Banking of the accreted loan volume generates windfall revenue to the Company. Thus the rate of growth of SHL’s revenue stream is dramatically accelerated. The Company has the infrastructure, systems, and operational management necessary to properly integrate these and many more acquisitions in order to establish a countywide network. The Company’s business plan is focused on the integration of over 200 mortgage brokerage offices into the Shearson mortgage network.

Results of Operations

Three Month Period Ended June 30, 2006 As Compared to Three Month Period Ended June 30, 2005

Net revenues from origination and/or sale of loans decreased 17% or $314,000, to $1.5 million for the quarter ended June 30, 2006 from $1.8 million for the quarter ended June 30, 2005. The decrease in revenues is related to the elimination of non profitable branches.

Gross profit increased $285,000 or 35.9% to $1.1 million for the quarter ended June 30, 2006 from $794,000 for the quarter ended June 30, 2005. The increase is related to the Company’s management of its loan costs.

Salary, wages and payroll taxes decreased $245,000 or 37.3%, from $656,000 for the quarter ended June 30, 2005, to $412,000 for the quarter ended June 30, 2006. Selling , general administrative (“SGA”) fees decreased 70% or $800,000 to $340,000 from $1.1 million for the quarter ended June 30, 2005. Professional fees increased 308% or $567,000 to $368,000 from $200,000 for the quarter ended June 30, 2005. The increase in professional fees is related to the fees associated with equity investments. Total operating expenses decreased $512,000 or 28.7% to $1.3 million for the quarter ended June 30, 2006 from $1.8 million, for the quarter ended June 30, 2005.

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

We had a net income of $4.9 million for the quarter ended June 30, 2006 compared to net loss of $2.3 million for the same quarter of 2005. The increase in income is related to $5.1 million forgiveness of notes payable, offset by the $1.2 million charged to debt discount expense for the June 30, 2005 quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Month Period Ended June 30, 2006 As Compared to Six Month Period Ended June 30, 2005

Net revenues from origination and/or sale of loans decreased 54% or $2.0 million, to $1.7 million for the six months ended June 30, 2006 from $3.7 million for the six months ended June 30, 2005. The decrease in revenues is related to the reduction in non profitable branches.

Gross profit decreased $552,000 or 31.6% to $1.2 million for the six months ended June 30, 2006 from $1.7 million for the six months ended June 30, 2005. The decrease is related to the closing of non profitable branches.

Salary, wages and payroll taxes increased $319,000 or 25.5%, from $1.2 million for the six months ended June 30, 2005, to $1.5 million for the six months ended June 30, 2006. Selling , general administrative (“SGA”) fees decreased 81% or $2.0 million to $480,000 from $2.5 million for the six months ended June 30, 2005. Professional fees increased 148% or $1.0 million to $1.7 million from $697,000 for the six months ended June 30, 2005. Total operating expenses decreased $730,000 or 15% to $4.0 million for the six months ended June 30, 2006 from $4.8 million, for the six months ended June 30, 2005. The decrease is related to the elimination of non profitable branches.

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

We had a net income of $2.2 million for the quarter ended June 30, 2006 compared to net loss of $5.6 million for the six months ended June 30, 2005. The increase in income is related to $5.1 million forgiveness of notes payable, offset by the $2.5 million charged to debt discount expense for the June 30, 2005 quarter.

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

Our ability to finance and purchase mortgage loans depends on our ability to secure warehouse lines of credit with acceptable terms. Currently, we fund loans through warehouse lines of credit through our subsidiary, Shearson Home Loans, formerly Consumer Direct Lending, entered into a Mortgage Loan and Purchase Agreement with Warehouse One for $10,000,000. The facility is collateralized by the related mortgage loans receivable. Interest is due monthly at the bank reference rate plus an established percentage, varying from prime plus 1 to 1.5%. Each loan carries a fee of approximately $100 to $175 per loan. There are restrictive covenants relating to tangible net worth of not less than $250,000 and a debt to equity ratio no greater than 20:1, the Company is in compliance with the covenants as the equity of Shearson Home Loans is approximately $4.1 million. The lending limit on the line of credit through Warehouse One is $10 million.

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

Cash Flows

During the first six months of fiscal 2006 and 2005 we had net cash (used for) provided by operating activities of $7.6 million and $5.4 million, respectively. The primary sources of net used for was an increase in receivables from held for sale of $4.2 million, increase in accounts receivable of $190,000, decrease in other current assets $165,000, increase in goodwill of $2.5 million, increase in other assets of 26,000, offset by net income of $2.2 million, an decrease in accounts payable of $581,000, and a increase in interest payable of $68,784, stock based expenses of $2.5 million and forgiveness of debt of $5,150,000, for the six month period ending June 30, 2006. The primary sources of net cash provided by was a decrease in mortgage loans held for sale of $7.2 million, decrease in accounts receivable for $168,087, decrease in other current assets of $3,216, increase of accounts payable $376,867, increase in stock subscription payable of $82,150, stock based expenses of $268,568, depreciation of $377,468, debt discount of $2,489,232, offset by the net loss of $5,612,898 for the six month period ending June 30, 2005.

Net cash used for investing activities during the first six months of fiscal 2006 and 2005 was $208,268 and $13,219, respectively, which was attributable to the purchase of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2006 was $7.9 million. This consisted primarily of net advances under the warehouse lines of credit of $4.1 million, proceeds of notes payable related party of $40,550, proceeds of notes payable of $902,010, payments of notes payable of $175,000, and issuance of preferred stock of $3 million and issuance of common stock of 162. Net cash used for financing activities for the six months ended June 30, 2005 was $5.2 million. This consisted primarily of net payments under the warehouse lines of credit of $5.5 million, proceeds of notes payable related party of $250,000, proceeds of notes payable of $94,767, as well as dividends paid of $69,481.

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

On April 14, 2004, the Company commenced an action against Consulting Services LLC. On April 19, 2004, Consulting Services LLC instituted a counterclaim against the Company. Both our original claim and the counterclaim filed against us involve alleged breaches of contract involving a certain Asset Acquisition Agreement . The Company maintains that such agreement was never consummated therefore there is no liability for services under the agreement. In their counterclaim against CDA, Consulting Services LLC is asking for the amount of stock agreed to be given for services per the acquisition agreement of approximately 2.7 million shares of the Company's stock valued at the time to be approximately $1.8 million and $655,321 for certain liabilities the Company were to assume per the agreement upon closing. The Company is asserting its position that it is not liable and is seekeing to be reimbursed for approximately $712,879 of which was advanced to Consulting Services prior to the knowledge that the transaction was not to close. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for the above legal proceedings could change in the future.

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

Consent - 52,900,381	Against - 16,183,433	Abstain - 675

To approve an amendment to the Company’s Articles of Incorporation to effect a name change to Shearson Financial Network, Inc.

Consent - 52,900,381	Against - 16,183,433	Abstain - 675

Item 5.	Other Information.

None.

Item 6.	Exhibits

Description of Exhibit	Exhibit No.

Amendment No. 2 to Asset Purchase Agreement	10.25

302 Certifications	31

(i) Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

(ii) Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

906 Certifications	32

(i) Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHEARSON FINANCIAL NETWORK, INC.

Date: May 29, 2007
	By:	/s/ Michael A. Barron
Michael A. Barron
Chief Executive Officer

Date: May 29, 2007
	By:	/s/ Theresa Carlise
Theresa Carlise
Chief Financial Officer (Principal Accounting Officer)