Form 10QSB/A
period 2006-09-30
SHEARSON FINANCIAL NETWORK INC
filed 2007-05-29
CIK 1138173

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

SHEARSON FINANCIAL NETWORK, INC.
FORM 10-QSB/A
AMENDMENT NO. 2
SEPTEMBER 30, 2006

EXPLANATORY NOTE

This amendment is being filed due to the rescission of Real Property Technology and Continental Home Loans. The Company views these rescissions as nullification and accordingly has not included any operating activities related to either company in the Company’s consolidated financial statements. The Company has reflected the minority shareholder interest of Allstate Home Loans, Inc. in its consolidated financial statements.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (unaudited)	December 31, 2005 (audited)
Assets
Current assets:
Cash and cash equivalents	$151,579	$21,401
Loans available for sale	32,127,126	831,200
Loan sale receivable	741,552	--
Accounts receivable	861,235	107,321
Prepaid and other current assets	493,766	433,281
Total current assets	34,375,258	1,393,203
Property and equipment, net	1,619,218	1,664,571

Other assets:
Goodwill	6,632,516	1,372,916
Other assets, net	927,007	--
Total other assets	7,559,523	1,372,916
Total assets	$43,554,000	$4,430,690
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,198,274	$1,690,101
Bridge notes payable	819,682	5,869,682
Interest payable	307,920	140,794
Notes payable	,160,183	333,173
Notes payable - related party	808,396	767,846
Line of credit	31,627,707	3,497,073
Total current liabilities	34,922,161	12,298,669
Long-term debt:
Long-term debt, net of current portion	1,000,000	--
Total long- term debt	1,000,000	--

Total liabilities	35,922,161	12,298,669
Minority shareholder interest	223,976	--
Stockholders' equity (deficit):
Common stock, $0.001 par value, 500,000,000 shares authorized, 240,112,210 and 37,544,108 shares issued and outstanding at
September 30, 2006 and December 31, 2005, respectively	240,112	37,544
Preferred Stock, $0.01 par value, ,15,000,000 shares authorized, 10,500 shares issued and outstanding at September 30, 2006 and December 30, 2005, respectively	4,250,000	--
Additional paid-in capital - Common stock	27,661,396	20,926,149
Accumulated deficit	(24,743,645)	(28,831,673)
Total stockholders' equity (deficit)	7,407,863	(7,867,979)
Total liabilities and stockholders' equity (deficit)	$43,554,000	$4,430,690

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Revenues
Loan origination and sale of mortgage loans	$4,846,648	$2,496,205	$6,579,689	$5,924,206
Marketing revenues and commissions	--	43,461	--	335,536
Rental income	--	(100)	--	6,905
Total revenue	4,846,648	2,539,565	6,579,689	6,266,648

Cost of sales	1,619,603	793,452	2,158,545	2,500,938

Gross profit	3,227,046	1,746,113	4,421,143	3,765,710

Expenses
Salary, wages and payroll taxes	1,078,193	939,073	2,645,382	2,153,125
Selling, general and administrative	919,484	972,875	1,476,421	3,773,677
Professional fees	1,603,217	743,914	3,248,703	1,440,687
Depreciation expense	153,676	188,734	461,028	566,202
Total expenses	3,754,570	2,844,596	7,831,533	7,933,691

Loss from operations	(527,524)	(1,098,483)	(3,410,390)	(4,167,981)

Other (expense) income
Interest expense	(86,922)	(404,768)	(184,855)	(458,936)
Debt discount expense	--	(414,878)	--	(2,904,110)
Forgiveness of debt	2,668,216	--	7,818,216	--
Total other (expense) income	2,581,293	(819,646)	7,633,361	(3,363,046)

Income (loss) before minority shareholder interest	2,053,769	(1,918,128)	4,222,971	(7,531,027)

Income (loss) applicable to minority shareholder interest	134,943	(2,816)	134,943	42,165
Net income (loss)	1,918,827	(1,920,945)	4,088,028	(7,488,862)

Dividends on preferred shares	--	--	--	(69,481)
Net income (loss) applicable to common shareholders	$1,918,827	$(1,920,945)	$4,088,028	$(7,558,343)
Net income (loss) per share, basic and diluted	$0.02	$(0.08)	$0.04	$(0.34)
Net loss per common share, applicable to common shareholders, basic and diluted	$0.02	$(0.08)	$0.04	$(0.34)
Weighted average number of common shares outstanding, basic and diluted	117,786,112	23,597,160	99,734,721	,133,325

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Cash flows from operating activities:
Net income (loss)	$4,088,028	$(7,488,862)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation	461,028	566,202
Stock based expenses	3,401,230	2,130,578
Forgiveness of debt	(7,818,216)	--
Debt discount	72,933	2,904,110
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(753,915)	(115,922)
(Increase) decrease in mortgage loans held for sale	(31,295,926)	3,665,026
(Increase) decrease in loan receivable	(741,552)	--
(Increase) decrease in prepaid expenses	(60,485)	(110,299)
(Increase) decrease in goodwill	(5,259,600)	--
(Increase) decrease in other assets	(927,007)	35,112
Increase (decrease) in accounts payable and accrued expenses	(491,827)	(170,574)
Increase (decrease) in stock payable	--	82,150
Increase (decrease) in interest payable	167,126	(6,396)
Increase (decrease) in minority shareholder interest	223,976	(42,165)
Net cash (used for) provided by operating activities	(38,934,146)	1,448,960
Cash flows from investing activities:
Purchase of fixed assets	(415,675)	(16,733)
Net cash used in investing activities	(415,675)	(16,733)
Cash flows from financing activities:
Net advances on lines of credit	30,798,850	(1,667,087)
Proceeds from related notes payable	40,550	250,000
Proceeds from notes payable	1,402,010	--
Payments of notes payable	(475,000)	(13,352)
Issuance of stock for settlement of payable	409,890	--
Beneficial debt conversion feature	927,007	--
Increase in capital for Allstate acquisition	1,920,000	--
Exercise of warrant	(1,726)	--
Issuance of preferred stock	4,250,000	--
Issuance of stock for debt settlement	5,850	--
Issuance of common stock	202,568	29,655
Dividends paid on preferred shares of subsidiary	--	(69,481)
Net cash provided by (used for) financing activities	39,479,999	(1,470,165)
Net increase (decrease) in cash and cash equivalents	130,178	(37,938)
Cash and cash equivalents, beginning of period	21,401	198,141
Cash and cash equivalents, end of period	$151,579	$160,203
Supplemental disclosure of cash flow information
Interest paid	$--	$--

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2005 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2006

					Additional		Total
	Common Stock		Preferred Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
							(Deficit)
Balance December 31, 2005	37,544,108	$37,544	--	$--	$20,926,149	$(28,831,673)	$(7,867,979)
Stock issued for services	85,588,272	85,588			2,468,419		2,554,007
Stock issued for debt	150,000	150			5,850		6,000
Stock issued for deferred compensation	24,431,120	24,431			932,814		957,245
Stock issued for AP settlement	10,510,000	10,510			409,890		420,400
Stock issued for acquisition	80,000,000	80,000			1,920,000		2,000,000
Preferred stock issued for acquisition			10,500	4,250,000			44,250,000
Exercise of warrant	1,725,911	1,726			(1,726)		--
Stock issuance	162,799	163					163
Debt discount related to beneficial conversion feature					1,000,000		1,000,000
Net income	--	--	--	--	--	4,088,028	4,088,028
Balance September 30, 2006	240,112,210	$240,112	10,500	$4,250,000	$27,661,396	$(24,743,645)	$7,407,863

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

Since inception through September 30, 2006, the Company has suffered recurring losses from operations of approximately $24,743,645.  A substantial portion of the Company’s cumulative net loss is attributable to non-cash operating expenses and the Company is showing a net profit for the quarters ended September 30, 2006 and June 30, 2006, however until the Company can sustain its profitability, a substantial doubt exists about the Company’s ability to continue as a going concern.

(2)	Principles of Consolidation:

The consolidated financial statements include the accounts of Shearson Financial Network, 85% of Allstate Home Loans, Inc. and its subsidiary Shearson Home Loans. The minority shareholder interest of $223,976 for Allstate Home Loans is reflected on the accompanying balance sheet. All significant inter-company accounts and transactions have been eliminated.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) effective December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As of September 30, 2006, the Company has no outstanding employee stock options, therefore unless the Company should grant stock options to its employees, The Company expects the adoption of this standard will not have a material impact on its financial statements assuming employee stock options are not granted in the future.

(5)	Stock Issued for Services:

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter party’s performance is complete or the date on which it is probable that performance will occur. For the nine months ended September 30, 2006, the amounts that have been charged against income for those services were approximately $ 3,401,230.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

(6)	Goodwill:

The origin of Goodwill is from the purchase of:

Las Vegas Mortgage	$1,372,916
eHome Credit	2,514,124
Allstate Home Loans, Inc.	2,745,477
Total	$6,632,516

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

On June 9, 2006, we agreed to acquire certain assets and defined liabilities of eHome CreditCorp. (“EHC”), a New York corporation, for 7,500 shares of Series A-1 Preferred Stock valued at approximately $3.0 million.

On July 29, 2006, Shearson Financial Network, Inc. (the "Company") entered into a Share Exchange Agreement and Plan of Reorganization Agreement (the “Agreement”) with Allstate Home Loans Inc. (“Allstate”), and the sole shareholder of all of the issued and outstanding shares of Allstate (the “Allstate Shareholder”). Pursuant to the Agreement, which closed on July 29, 2006, the Company is purchasing from the Company’s sole shareholder 850 shares of Allstate’s issued and outstanding shares of common stock. As of July 29, 2006, Allstate had 1,000 shares common stock that are issued and outstanding. The consideration for this purchase equaled $2,000,000 in common stock and $1,250,000 in the Company’s preferred stock, for total consideration of $3,250,000.

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

(9)	Forgiveness of Debt:

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

As of September 30, 2006, there was 10,500 shares issued for a value of $4,250,000.

(11)	Convertible Debenture:

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

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

(14)	Business Consolidation

SEPTEMBER 30, 2006

	Shearson Home Loans	Shearson Financial	Consolidated
Assets
Current assets:
Cash and cash equivalents	$151,098	$481	$151,579
Mortgage loans held for sale	32,127,126		32,127,126
Accounts receivable and receivables from loans sold, net	1,556,552	46,235	1,602,787
Due to from parent/subsidiary	555,360	-	555,360
Prepaid and other current assets	386,373	107,393	493,766
Total current assets	34,776,509	154,110	34,930,618

Property and equipment, net	1,006,549	612,669	1,619,218

Other assets:
Goodwill	-	6,632,516	6,632,516
Other assets	-	927,007	927,007
Total other assets	-	7,559,523	7,559,523

Total assets	$35,783,057	$8,326,302	$44,109,360

Liabilities and Stockholders' Equity

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$375,164	$823,109	$1,198,274
Due to from parent/subsidiary	(2,041,554)	2,596,913	555,359
Bridge notes payable		819,682	819,682
Accrued interest payable	184,575	123,345	307,920
Notes payable		160,183	160,183
Notes payable - related party		808,396	808,396
Line of credit	31,627,707	-	31,627,707
Total current liabilities	30,145,893	5,331,628	35,477,520

Long term liabilities
Long term debt, net of current portion	-	1,000,000	1,000,000
Total long term liabilities	-	1,000,000	1,000,000

Total liabilities	30,145,893	6,331,628	36,477,521

Minority shareholder interest	223,976		223,976

Stockholders' equity:
Common stock, $0.001 par, 500,000,000 authorized 290,287,210 issued and outstanding	-	240,112	240,112
Preferred Stock, $0.01 par, 15,000,000 authorized 10,500 issued and outstanding	-	4,250,000	4,250,000
Additional paid-in capital	-	27,661,396	27,661,396
Accumulated earnings (deficit)	5,413,188	(30,156,833)	(24,743,645)
Total stockholders' equity	5,413,188	1,994,675	7,407,863

Total liabiltiies and stockholders' equity	$35,783,057	$8,326,302	$44,109,360

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

(13)	Business Consolidation (Continued)

SHEARSON FINANCIAL NETWORK
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

	Shearson Home Loans	Shearson Financial	Consolidated
Revenues:
Loan origination and sale of mortgage loans	$6,579,689	$-	$6,579,689
Other income	-	-	-
Total revenues	6,579,689	-	6,579,689

Cost of Sales	2,158,545	-	2,158,545

Gross Profit	4,421,143	-	4,421,143

Expenses:
Salary & payroll taxes	1,390,441	1,254,941	2,645,382
Professional fees	105,899	3,142,804	3,248,703
Selling, general and administrative	1,146,540	329,881	1,476,421
Depreciation expense	-	461,028	461,028
Total expenses	2,642,879	5,188,654	7,831,533

Income (loss) from operations	1,778,264	(5,188,654)	(3,410,390)

Other (expense) income
Interest expense	(13,028)	(171,828)	(184,855)
Forgiveness of debt	-	7,818,216	7,818,216
Other expense	-	-	-
Total other (expense) income	(13,028)	7,646,388	7,633,361

Net income before minority shareholder interest	1,765,237	2,457,734	4,222,971

Minority shareholder interest	134,943	-	134,943

Net income (loss)	$1,630,294	$2,457,734	$4,088,028

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Shearson Financial Network Inc. SFN was incorporated in Las Vegas, Nevada in July 2000, and is the parent to Shearson Home Loans (SHL). SHL is a direct-to-consumer mortgage broker and banker with revenues derived primarily from origination commissions and resale of whole loans earned on the closing of first and second mortgages on single-family residences. The Company is a consolidator of mortgage brokerages and integrates the brokerage companies into the Shearson Home Loans network and then banks the mortgages through its mortgage banking unit. The Company plans to continue its growth strategy through the acquisition and affiliation of mortgage brokerage firms who do not currently bank their own production. By providing more efficient services to these smaller firms, SHL can accrete loan volume without having to “organically” grow the business. Banking of the accreted loan volume generates windfall revenue to the Company. Thus the rate of growth of SHL’s revenue stream is dramatically accelerated. The Company has the infrastructure, systems, and operational management necessary to properly integrate these and many more acquisitions in order to establish a countywide network. The Company’s business plan is focused on the integration of over 200 mortgage brokerage offices into the Shearson mortgage network.

Results of Operations

Three Month Period Ended September 30, 2006 As Compared to Three Month Period Ended September 30, 2005

The asset purchase of certain assets of eHome Credit occurred on June 9, 2006 and the company is reporting three months of financial activity for the three month reporting period. The acquisition of 85% of Allstate Home Loans occurred on July 29, 2006 and the financials represents two months of operations.

Net revenues from origination and/or sale of loans increased 90.8% or $2.3 million, to $4.8 million for the quarter ended September 30, 2006 from $2.5 million for the quarter ended September 30, 2005. The purchase of 85% of Allstate Home Loans and the closure of non-profitable branches is the primary reason for the increase.

Gross profit increased $1.5 million or 84.8% to $3.2 million for the quarter ended June 30, 2006 from $1.7 million for the quarter ended September 30, 2005. The purchase of 85% of Allstate Home Loans and the closure of non-profitable branches is the primary reason for the increase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Salary, wages and payroll taxes increased $139,000 or 14.8%, from $939,000 for the quarter ended September 30, 2005, to $1.1 million for the quarter ended September 30, 2006. Selling, general administrative (“SGA”) fees decreased $53,000 to $919,000 from $973,000 for the quarter ended September 30, 2005. Professional fees increased $859,000 to $1.6 million from $ 744,000 for the quarter ended September 30, 2005. Total operating expenses increased 32.0% or $910,000, to $3.8 million for the quarter ended September 30, 2006 from $2.8 million, for the quarter ended September 30, 2005. The increase for the quarter in operating expenses is primarily attributable to the increase in professional fees related to the costs of the acquisitions and costs of debt placement.

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

We had a net income of $2.1 million for the quarter ended September 30, 2006 compared to net loss of $1.9 million for the same quarter of 2005. The increase related to $2.7 million forgiveness of notes payable, offset by the $415,000 charged to debt discount expense for the September 30, 2005 quarter.

Nine Month Period Ended September 30, 2006 As Compared to Nine Month Period Ended September 30, 2005

Net revenues from origination and/or sale of loans increased 5% or $313,000, to $6.6 million for the nine months ended September 30, 2006 from $6.3 million for the nine months ended September 30, 2005.

Gross profit increased 17.4% or $655,000, to $4.2 million for the nine months ended September 30, 2006 from $3.8 million for the nine months ended September 30, 2005.

Salary, wages and payroll taxes increased 22.9% or $492,000, from $2.2 million for the nine months ended September 30, 2005, to $2.6 million for the nine months ended September 30, 2006. Selling, general administrative (“SGA”) fees decreased 60.9% or $2.3 million, to $1.5 million from $3.8 million for the nine months ended September 30, 2005. Professional fees increased 125.5% or $1.8 million to $3.3 million from $1.4 million for the nine months ended September 30, 2005. The increase in professional fees is related to the costs of the acquisitions and costs associated with debt placement. Total operating expenses decreased 1.3% or $102,000, to $7.8 million for the nine months ended September 30, 2006 from $7.9 million, for the nine months ended September 30, 2005. The decrease is related to a reduction in SGA due to the reduction in non profitable branches offset by an increase in payroll costs.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We had a net income of $4.2 million for the nine months ended September 30, 2006 compared to net loss of $7,558,000 for the nine months ended September 30, 2005. The increase in income is related to $7.8 million forgiveness of notes payable, offset by the $2.5 million charged to debt discount expense during the same period in 2005.

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

During the first nine months of fiscal 2006 and 2005 we had net cash used in provided by operating activities of $38.9 million and $1.4 million, respectively. The primary sources of net cash used in operating activities was stock based expenses of $3.4 million, forgiveness of debt of $7.8 million, debt discount expense of $72,933, increase in accounts receivable of $754,000, increase of mortgage loans held for sale of $31.3 million, increase in loan receivable of $742,000, increase in other assets due to the unamortized debt discount of $927,007, increase in prepaid expenses of $60,000, increase in goodwill of $5.3 million, decrease in accounts payable of $492,000, increase in minority shareholder interest of $223,976 and an increase in interest payable of $167,126. The primary sources of net cash provided by operating activities was a decrease in receivables from loan sold of $3.6 million, debt discount expense of $2.9 million relating primarily to beneficial conversion debt discount, decrease accounts payable of $170,574, decrease in other assets of 35,112, stock based expenses of $2.1 million, increase in prepaid expenses of 110,299, increase in accounts receivable of $115,922, increase in minority shareholder interest of $42,165, increase in stock subscription payable of $82,150 and a decrease in interest payable of $6,396 for the nine month period ending September 30, 2005. As investors purchase loans, the amounts advanced for such loans through the warehouse lines of credit are paid. At that time, the receivables are cleared and the cash deposited in our operating account. These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.

Net cash used for investing activities during the first nine months of fiscal 2006 was $416,000 primarily related to fixed assets purchased by acquisitions, which occurred during the period. Net cash used for investing activities during the first nine months of fiscal 2005 was $16,733 which was attributable to the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $39.5 million. The consisted of $31.5 million on advances from lines of credit, proceeds related to related notes payable of $40,550, proceeds of notes payable of $1.4 million, payments of notes payable of $475,000, issuance of stock for settlement of payable of $409,890, increase in capital for Allstate acquisition of $1.9 million, exercise of warrant for $1,726, issuance of stock for debt settlement of $5,850, issuance of common stock for $202,568 and issuance of preferred stock of $4.3 million. Net cash provided by financing activities for the nine months ended September 30, 2005 was $1.5 million. This consisted primarily of net payments under the warehouse lines of credit of $1.7 million, net payments of notes payable of $13,252, proceeds of notes payable related party of $250,000, issuance of common stock of $29,655, as well as dividends paid of $69,481.

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

•	Our losses from period to period;

•	Our dependence on the warehouse lines of credit which has been reduced;

•	Our need for additional funding sources so that our ability to originate and fund loans is not impaired and

•	Our ability to compete with banks and other mortgage lenders that are significantly larger.

Item 3.	Controls and Procedures

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

On April 14, 2004, the Company commenced an action against Consulting Services LLC. On April 19, 2004, Consulting Services LLC instituted a counterclaim against the Company. Both our original claim and the counterclaim filed against us involve alleged breaches of contract involving a certain Asset Acquisition Agreement . The Company maintains that such agreement was never consummated therefore there is no liability for services under the agreement. In their counterclaim against CDA, Consulting Services LLC is asking for the amount of stock agreed to be given for services per the acquisition agreement of approximately 2.7 million shares of the Company's stock valued at the time to be approximately $1.8 million and $655,321 for certain liabilities the Company were to assume per the agreement upon closing. The Company is asserting its position that it is not liable and is seeking to be reimbursed for approximately $712,879 of which was advanced to Consulting Services prior to the knowledge that the transaction was not to close. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for the above legal proceedings could change in the future.

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