Form 10QSB/A
period 2007-03-31
SHEARSON FINANCIAL NETWORK INC
filed 2007-05-30
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(as amended May 30, 2007)

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

EXPLANOTORY NOTE

This amendment is being filed due to the revision of goodwill and minority shareholder interest of Allstate Home Loans, Inc. in its consolidated financial statements.

PART 1 – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$8,794	$9,032
Loans available for sale	18,296,746	19,760,396
Accounts receivable and receivables from loans sold, net	1,646,997	1,587,419
Prepaid and other current assets	148,579	114,068
Total current assets	20,101,116	21,470,915
Property and equipment, net	1,267,877	1,417,227

Other assets:
Goodwill	6,709,937	6,709,937
Other assets, net	1,122,675	1,184,946
Total other assets	7,832,612	7,894,883
Total assets	$29,201,605	$30,783,025
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,157,854	$1,035,525
Bridge notes payable	1,200,000	1,200,000
Interest payable	418,313	356,426
Notes payable	821,085	830,176
Notes payable – related party	227,010	227,010
Stock subscription payable	20,000	20,000
Line of credit	18,041,565	19,426,568
Total current liabilities	21,885,827	23,095,704
Long-term liabilities:
Notes payable – stockholders, less current maturities	1,000,000	1,000,000
Total long- term liabilities	1,000,000	1,000,000
Total liabilities	22,885,827	24,095,704
Minority shareholder interest	293,532	253,430
Stockholders' equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 316,120,393 and 289,942,886 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	316,120	289,943
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, 10,500 shares issued and outstanding at March 31, 2007 and December 30, 2006, respectively	4,250,000	4,250,000
Additional paid-in capital	28,317,691	27,968,189
Accumulated deficit	(26,861,566)	(26,074,241)
Total stockholders' equity	6,022,245	6,433,890
Total liabilities and stockholders' equity	$29,201,605	$30,783,025

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

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(787,324)	$(2,857,948)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation	149,350	153,676
Stock based expenses	256,310	2,307,290
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and receivables from loans sold, net	(59,578)	(12,854)
(Increase) decrease in mortgage loans available for sale	1,463,650	831,200
(Increase) decrease in prepaid expenses	(34,511)	324,786
(Increase) decrease in other assets	62,271	--
Increase (decrease) in accounts payable and accrued expenses	122,329	--
Increase (decrease) in stock subscription payable	--	(431,491)
Increase (decrease) in interest payable	61,887	--
Increase (decrease) in minority shareholder interest	40,102	--
Net cash provided by operating activities	1,274,488	314,660
Cash flows from investing activities:
Purchase of fixed assets	--	--
Net cash provided by (used in) investing activities	--	--
Cash flows from financing activities:
Advances (payments)on lines of credit	(1,385,003)	(828,857)
Issuance of stock for A/P settlement	84,800	--
Issuance of stock for debt	8,392	402,010
Proceeds from related notes payable	--	40,550
Payments of notes payable	(9,091)	(117,243)
Issuance of common stock	26,177	58,654
Net cash provided by (used in) financing activities	(1,274,725)	(327,644)
Net decrease in cash and cash equivalents	(238)	(12,984)
Cash and cash equivalents, beginning of period	9,032	21,401
Cash and cash equivalents, end of period	$8,794	$8,417
Supplemental disclosure of cash flow information
Interest paid	$90,000	$--

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

The consolidated financial statements include the accounts of Shearson Financial Network, the accounts of Shearson Home Loans and Allstate Home Loans, Inc, of which the Company, on July 29, 2006, acquired 85% of the outstanding common stock through a stock exchange.  The minority shareholder interest of 15% of Allstate Home Loans amounts to $293,532 which is reflected on the accompanying consolidated balance sheet.  All significant inter-company accounts and transactions have been eliminated.

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

SHEARSON FINANCIAL NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

(10)	Business Consolidation

SHEARSON FINANCIAL NETWORK
FOR THE THREE MONTHS ENDED MARCH 31, 2007

	Shearson Home Loans	Shearson Financial	Consolidated
Revenues:
Loan origination and sale of mortgage loans	$1,124,273	$-	$1,124,273
Other income	-	-	-
Total revenues	1,124,273	-	1,124,273

Cost of Sales	273,971	-	273,971

Gross Profit	850,302	-	850,302

Expenses:
Salary & payroll taxes	402,138	215,450	617,588
Professional fees	72,649	349,458	422,107
Selling, general and administrative	256,435	40,963	297,397
Depreciation expense	86,062	63,289	149,350
Total expenses	817,283	669,160	1,486,443

Income (loss) from operations	33,018	(669,160)	(636,141)

Other (expense) income
Interest expense	(85)	(28,878)	(28,964)
Debt discount expense	-	(82,117)	(82,117)
Total other (expense) income	(85)	(110,995)	(111,081)

Income before minority shareholder interest	32,933	(780,155)	(747,222)

Income applicable to minority shareholder interest	(40,102)	-	(40,102)

Net income	$(7,169)	$(780,155)	$(787,324)

(10)	Business Consolidation (Continued)

SHEARSON FINANCIAL NETWORK
MARCH 31, 2007

	Shearson Home Loans	Shearson Financial	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,745	$48	$8,794
Mortgage loans held for sale	18,296,746	-	18,296,746
Accounts receivable and receivables from loans sold, net	1,646,997	-	1,646,997
Due to from parent/subsidiary	1,731,664	(1,731,664)	-
Prepaid and other current assets	122,878	25,701	148,579
Total current assets	21,807,031	(1,705,915)	20,101,116

Property and equipment, net	747,033	520,844	1,267,877

Other assets:
Goodwill	-	6,709,937	6,709,937
Other assets	19,846	1,102,829	1,122,675
Total other assets	19,846	7,812,766	7,832,612

Total assets	$22,573,910	$6,627,695	$29,201,605

Liabilities and Stockholders' Equity

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$688,992	$468,863	$1,157,855
Due to from parent/subsidiary	(1,993,192)	1,993,192	-
Stock subscription payable		20,000	20,000
Bridge notes payable		1,200,000	1,200,000
Accrued interest payable	189,204	229,109	418,313
Notes payable		821,085	821,085
Notes payable - related party		227,010	227,010
Line of credit	18,041,565	-	18,041,565
Total current liabilities	16,926,569	4,959,259	21,885,828

Long term liabilities
Long term debt, net of current portion	-	1,000,000	1,000,000
Total long term liabilities	-	1,000,000	1,000,000

Total liabilities	16,926,569	5,959,259	22,885,828

Minority shareholder interest	293,532	-	293,532

Stockholders' equity:
Common stock, $0.001 par, 500,000,000 authorized 290,287,210 issued and outstanding	-	316,120	316,120
Preferred Stock, $0.01 par, 15,000,000 authorized 10,500 issued and outstanding	-	4,250,000	4,250,000
Additional paid-in capital	-	28,317,691	28,317,691
Accumulated earnings (deficit)	5,353,809	(32,215,375)	(26,861,566)
Total stockholders' equity	5,353,809	668,436	6,022,245

Total liabiltiies and stockholders' equity	$22,573,910	$6,627,695	$29,201,605

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

SHEARSON FINANCIAL NETWORK, INC.

Date:	May 30, 2007
		By:	/s/ Michael A. Barron
Michael A. Barron
Chief Executive Officer

Date:	May 30, 2007
		By:	/s/ Theresa Carlise
Theresa Carlise
Chief Financial Officer (Principal Accounting Officer)