Form 10KSB/A
period 2006-12-31
SHEARSON FINANCIAL NETWORK INC
filed 2007-05-31
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(as amended May 31, 2007)

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

Yes ☐ No ☒

SHEARSON FINANCIAL NETWORK, INC.

PART I

This amended Annual Report contains forward-looking statements about the Company's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. There can be no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Shearson financial Network, Inc., actual results may differ materially from those indicated by the forward- looking statements.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. As of December 31, 2006, the Company has no outstanding employee stock options, therefore unless the Company should grant stock options to its employees, The Company expects the adoption of this standard will not have a material impact on its financial statements assuming employee stock options are not granted in the future.

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

Shearson Financial and Subsidiary

	Shearson Home Loans	Shearson Financial	Consolidated
Revenues	$8,532,953	$--	$8,532,953
Cost of sales	2,839,108	--	2,839,108
Gross profit	5,693,845	--	5,693,845
Expenses	3,946,039	5,596,852	9,542,891
Income (loss) from operations	1,747,806	(5,596,852)	(3,849,046)
Other (expense) income	(5,325)	6,776,200	6,770,875
Income before minority shareholder interest	1,742,481	1,179,348	2,921,829
Income applicable to minority shareholder interest	164,397	--	164,397
Net income	$1,578,084	$1,179,348	$2,757,432

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

Net cash used for operating activities for the year ended December 31, 2006 was $20.3 million compared to net cash provided by operating activities for the year ended December 31, 2005 of $5.9 million. The primary sources of cash used for  the year ended December 31, 2006 was from net income of $2.8 million, an increase in loans available for sale of $18.9 million, increase in accounts receivable and receivables from loans sold, net of $889,849, a decrease in prepaid expenses of $319,213, an increase in other assets of $184,946, decrease in accounts payable of $334,176, increase in interest payable of $215,632, depreciation of $664,186, increase in stock subscription payable of $20,000, increase in minority shareholder interest of $164,396, forgiveness of debt of $7.8 million and stock based expenses of $3.7 million.  As investors purchase loans, the amounts advanced for such loans through the warehouse line of credit are paid.  At that time, the receivables are cleared and the cash deposited in our operating account.  These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.  The primary sources of cash provided by the year ended December 31, 2005 was from an decrease in loans available for sale of $10.1 million, an decrease in accounts receivable of $123,391, an decrease in prepaid expenses of $177,650, an decrease in other assets of $3.7 million, decrease in goodwill of $732,105, decrease due to sale of asset of $560,417, decrease in goodwill of $732,105, decrease in accounts payable of $2 million, increase in interest payable of $88,111 which is offset by the Company’s net loss of $10.9 million, depreciation of $684,820, write down of capitalized investment of 352,829 and stock based expenses of $3.0 million.

Net cash used in investing activities during the year ended December 31, 2006 was $5,081, which was primarily used to purchase property and equipment. Net cash provided by investing activities during the year ended December 31, 2005 was $150,769, 12,209 was used to purchase equipment and $162,978 related to the fixed asset disposition relating to Ocean West.

Net cash provided by financing activities for the year ended December 31, 2006 was $20.3 million, consisting primarily of $18.6 million in advances on line of credit, proceeds of related notes payable of $43,833, payments of notes payable of $300,000, proceeds of notes payable of $1.7 million, issuance of common stock of 242,000 and exercise of warrant of 1,726.  Net cash used for financing activities for the year ended December 31, 2005 was $6.2 million, consisting primarily of $8.4 million in advances on line of credit, proceeds of related notes payable of $617,846, payments of notes payable of $66,799, payments of long term debt of $493,759, treasury stock redeemed for services of $271,600, sale of Ocean West $1,966,393 and preferred dividends of $69,481 paid to former subsidiary.

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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
April 11, 2007

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEET

December 31,
2006	2006
Assets
Current assets:
Cash and cash equivalents	$9,032
Mortgage loans held for sale	19,760,396
Accounts receivable and receivables from loans sold, net	1,587,419
Prepaid and other current assets	114,068
Total current assets	21,470,915
Property and equipment, net	1,417,227

Other assets:
Goodwill	6,709,937
Other assets	1,184,946
Total other assets	7,894,883
Total assets	$30,783,024
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$1,035,525
Bridge notes payable	1,200,000
Stock subscription payable	20,000
Interest payable	356,426
Notes payable	830,176
Notes payable - related party	227,009
Line of Credit	19,426,568
Total current liabilities	23,095,704
Long-term liabilities:
Long term debt, net of current portion	1,000,000
Total long- term liabilities	1,000,000
Total liabilities	24,095,704
Minority shareholder interest	253,430
Stockholders' equity :
Preferred stock, $0.01 par value, 15,000,000 shares authorized 10,500 and 0 issued and outstanding at December 31, 2006 and December 31, 2005, respectively	4,250,000
Common stock, $0.001 par value, 500,000,000, 289,942,886 and 37,544,108 shares issued and outstanding December 31, 2006 and December 31, 2005, respectively	289,943
Additional paid-in capital	27,968,189
Accumulated deficit	(26,074,241)
Total stockholders' equity	6,433,890
Total liabilities and stockholders' equity	$30,783,025

See accompanying notes to consolidated financial statements.

	2006	2005

Revenues
Loan origination and sale of mortgage loans	$8,532,953	$6,483,748
Marketing revenues and commissions	--	335,536
Rental income	--	6,905
Total revenue	8,532,953	6,826,190

Cost of sales	2,839,108	2,786,367

Gross Profit	5,693,845	4,039,822

Expenses
Salary and payroll taxes	3,224,681	3,143,080
Professional fees	3,716,388	3,041,777
Selling, general and administrative	1,937,636	3,926,577
Depreciation expense	664,186	684,820
Total expenses	9,542,891	10,796,254

Loss from operations	(3,849,046)	(6,756,432)

Other (expense) income
Interest expense	(694,139)	(184,290)
Debt discount expense	(167,883)	(2,904,110)
Impairment of goodwill net	--	(732,105)
Other expense	(185,318)	(352,829)
Forgiveness of debt	7,818,216	--
Total other (expense) income	6,770,875	(4,173,333)

Income (loss) before minority shareholder interest	2,921,829	(10,929,765)

Income applicable to minority shareholder interest	164,397	--
Net income (loss)	2,757,432	(10,929,765)

Dividends on preferred shares	--	(69,481)
Net loss applicable to common shareholders	$2,757,432	$(10,999,246)
Net loss per share, basic and diluted	$0.02	$(0.50)
Net loss per common share, applicable to common shareholders, basic and diluted	$0.02	$(0.50)
Weighted average number of common shares outstanding, basic and diluted	138,718,185	21,942,476

See accompanying notes to consolidated financial statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,757,432	$(10,929,765)

Adjustments to reconcile net income (loss) from operations to net cash (used in) provided by operations:
Depreciation	664,186	684,820
Debt discount amortization	167,883	--
Forgiveness of debt	(7,818,216)	--
Stock based expenses	3,733,375	2,972,838
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and receivables from loans sold, net	(889,849)	123,3919)
(Increase) decrease in mortgage loans available for sale	(18,929,196)	10,074,577
(Increase) decrease in prepaid expenses	319,213	177,650
(Increase) decrease in goodwill	--	732,105
(Increase) decrease related to sale of asset	--	(560,417)
(Increase) decrease in other assets	(184,946)	3,345,749
Increase (decrease) in accounts payable and accrued expenses	(334,176)	(2,072,271)
Increase (decrease) in stock subscription payable	20,000	--
Increase (decrease) in interest payable	215,632	88,111
Increase (decrease) in minority shareholder interest	164,396	532,595
Net cash (used in) provided by operating activities	(20,282,147)	5,875,041
Cash flows from investing activities:
Purchase of fixed assets	(5,081)	(12,209)
Disposition of fixed assets	--	162,978
Net cash (used in) provided by investing activities	(5,081)	150,769
Cash flows from financing activities:
Advances (payments)on lines of credit	18,597,711	(8,428,350)
Proceeds from notes payable	1,692,652
Proceeds from related notes payable	43,833	617,846
Payments of notes payable	(300,000)	(66,799)
Payments of long term debt	--	(493,759)
Exercise of warrant	(1,726)	--
Redemption (purchase) of treasury stock	---	271,600
Issuance of common stock	242,389
Dividends paid on preferred shares of subsidiary	--	(69,481)
Net cash provided by (used in) financing activities	20,274,859	(6,202,551)
Net decrease in cash and cash equivalents	(12,369)	(176,740)
Cash and cash equivalents, beginning of period	21,401	198,141
Cash and cash equivalents, end of period	$9,032	$21,401
Supplemental disclosure of cash flow information
Interest paid	$367,500	$251,199 -

See accompanying notes to consolidated financial statements.

	Common Stock		Preferred Stock		Treasury	Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity (Deficit)
Balance December 31, 2004	7,306,675	$7,307			$(271,600)	$17,953,311	$(17,832,428)	$(143,411)
Stock issued for services	2,595,221	2,595				722,825		725,420
Stock issued for debt	1,909,000	1,909				320,301		322,210
Stock issued for warrant	902,675	903						903
Stock issued for acquisition	480,930	481				98,938		99,419
Stock issued for equity services	23,656,470	23,656				1,529,196		1,552,852
Stock issued for AP settlement	194,320	194				182,345		182,539
Stock issued for deferred compensation	416,667	417				37,083		37,500
Stock subscription payable	82,150	82				82,150		82,232
Treasury stock redeemed for services					271,600			271,600
Dividends paid to preferred shares of subsidiary							(69,481)	(69,481)
Net loss	-	-	-	-	-	-	(10,929,765)	(10,929,765)
Subtotal	30,237,433	30,237	-	-	271,600	2,972,838	(10,999,246)	(7,724,571)

Balance December 31, 2005	37,544,108	37,544	-	-	-	20,926,149	(28,831,673)	(7,867,980)
Stock issued for AP settlement	8,010,000	8,010				312,390		320,400
Stock issued for services	137,485,000	137,485				3,024,865		3,162,350
Stock issued for deferred compensation	27,077,808	27,078				993,610		1,020,688
Stock issued for services in 2005 reversed 2006	(1,900,000)	(1,900)				(207,100)		(209,000)
Exercise of warrant	1,725,911	1,726				(1,726)		-
Stock issued for acquisition	80,000,000	80,000				1,920,000		2,000,000
Debt discount related to beneficial conversion feature						1,000,000		1,000,000
Preferred stock issued for acquisition			10,500	4,250,000				4,250,000
Issuance of stock	59	-						-
Net income	-	-	-	-	-	-	2,757,432	2,757,432
Subtotal	252,398,778	252,399	10,500	4,250,000	-	7,042,039	2,757,432	14,301,870

Balance December 31, 2006	289,942,886	$289,943	10,500	$4,250,000	$-	$27,968,188	$(26,074,241)	$6,433,890

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

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Principles of Consolidation:

The consolidated financial statements include the accounts of Shearson Financial Network, the accounts of Shearson Home Loans and Allstate Home Loans, Inc, of which the Company, on July 29, 2006, acquired 85% of the outstanding common stock through  a stock exchange.  The minority shareholder interest of 15% of Allstate Home Loans amounts to $253,430 which is reflected on the accompanying consolidated balance sheet.  All significant inter-company accounts and transactions have been eliminated.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) effective December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As of December 31, 2006, the Company has no outstanding employee stock options, therefore unless the Company should grant stock options to its employees, The Company expects the adoption of this standard will not have a material impact on its financial statements assuming employee stock options are not granted in the future.

Reclassifications:

Certain prior year balances have been reclassified to conform to current year presentation. Such classifications had no effect on net income.

(2)	Property and Equipment:

A summary is as follows:	December 31,
2006
Furniture and fixtures	$803,228
Equipment	1,643,159
Software	896,004
Leasehold improvements	109,477
Automobiles	17,295

Less accumulated depreciation and amortization	(2,051,936)

Property and equipment, net	$1,417,227

(3)	Goodwill

The origin of Goodwill is from:

Las Vegas Mortgage	$1,372,916
eHome Credit	2,514,124
Allstate Home Loans	2,745,477
$6,632,516

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

On July 29, 2006, Shearson Financial Network, Inc.  (the "Company") entered into a Share Exchange Agreement and Plan of Reorganization Agreement (the “Agreement”) with Allstate Home Loans Inc. (“Allstate”), and the sole shareholder of all of the issued and outstanding shares of Allstate (the “Allstate Shareholder”).  Pursuant to the Agreement, which closed on July 29, 2006, the Company is purchasing from the Company’s sole shareholder 850 shares of Allstate’s issued and outstanding shares of common stock.  The net assets and liabilities at time of the acquisition was $516,136.  The consideration for this purchase equaled $2,000,000 in common stock and $1,250,000 in the Company’s preferred stock, for a total consideration of $3,250,000.

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

Our employment agreement with Theresa Carlise requires her to perform the duties of Chief Financial Officer at an annual salary of $196,800. In addition, Ms. Carlise is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. Her performance bonus will be equal to the percentage of her annual salary equal to 50% plus the percentage by which actual income exceeds projected income. She is entitled to the same benefits afforded to other executives. Her employment agreement provides that if we terminate him without cause, she is entitled to receive a lump sum payment equal to twice her annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Ms. Carlise employment agreement commenced as of October 1, 2006 and terminates on October 1, 2009.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) effective December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As of December 31, 2006, the Company has no outstanding employee stock options, therefore unless the Company should grant stock options to its employees, The Company expects the adoption of this standard will not have a material impact on its financial statements assuming employee stock options are not granted in the future.

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

As of December 31, 2006, 4,600,000 shares have been issued, as a result 400,000 shares are available to this plan.

The Company filed a form S-8 to register 10,000,000 shares of its common stock for its key employees, consultants and advisors.  The 2006 Stock Compensation Plan became effective January 1, 2006 and shall terminate on December 31, 2014.   The stock is valued at the stock’s closing price as of the date the Board approves the issuance.  As of December 31, 2006, no shares have been issued.

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

SHEARSON FINANCIAL NETWORK
DECEMBER 31, 2006

	Shearson	Shearson
	Home Loans	Financial	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,817	$215	$9,032
Mortgage loans held for sale	19,760,396		19,760,396
Accounts receivable and receivables from loans sold, net	1,587,419		1,587,419
Due to from parent/subsidiary	1,405,999	(1,405,999)	-
Prepaid and other current assets	88,367	25,701	114,068
Total current assets	22,850,998	(1,380,083)	21,470,915

Property and equipment, net	833,095	584,132	1,417,227

Other assets:
Goodwill	-	6,709,937	6,709,937
Other assets	-	1,184,946	1,184,946
Total other assets	-	7,894,883	7,894,883

Total assets	$23,684,092	$7,098,933	$30,783,025

Liabilities and Stockholders' Equity

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$570,113	$465,413	$1,035,525
Due to from parent/subsidiary	(1,993,192)	1,993,192	-
Stock subscription payable		20,000	20,000
Bridge notes payable		1,200,000	1,200,000
Accrued interest payable	66,195	290,231	356,426
Notes payable		830,176	830,176
Notes payable - related party		227,010	227,010
Line of credit	19,426,568	-	19,426,568
Total current liabilities	18,069,684	5,026,022	23,095,706

Long term liabilities
Long term debt, net of current portion	-	1,000,000	1,000,000
Total long term liabilities	-	1,000,000	1,000,000

Total liabilities	18,236,138	5,859,567	24,095,704

Minority shareholder interest	253,430	-	253,430

Stockholders' equity:
Common stock, $0.001 par, 500,000,000 authorized 290,287,210 issued and outstanding	-	289,943	289,943
Preferred Stock, $0.01 par, 15,000,000 authorized 10,500 issued and outstanding	-	4,250,000	4,250,000
Additional paid-in capital	-	27,968,189	27,968,189
Accumulated earnings (deficit)	5,360,978	(31,435,220)	(26,074,242)
Total stockholders' equity	5,360,978	1,072,912	6,433,890

Total liabiltiies and stockholders' equity	$23,684,092	$7,098,934	$30,783,026

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

On January 21, 2005, the Company borrowed $125,000 from its Chief Financial Officer, Wayne Bailey.

During the month of December 2005, the Company entered in to financing agreement with Eclipse Holding Company (“Eclipse”), which  was 50% owned by the Company’s Chief Executive Officer, Michael Barron.  In August of 2006, Mr. Barron relinquished his interest with Eclipse Holding Company for consideration and is no longer a party to the transaction. The Company entered into an agreement with Eclipse to borrow a total of $750,000 in the form of a note payable, with an interest of 10% per annum.  At December 31, 2006, the outstanding balance on this note was $688,395.50 and is no longer considered a related party transaction.  The agreement called for the issuance of common stock warrants., of which all have been issued.  As of December 31, 2006 and 2005, the Company issued 17,000,000 and 5,000,000 shares, respectively.

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

Our employment agreement with Theresa Carlise requires her to perform the duties of Chief Financial Officer at an annual salary of $196,800. In addition, Ms. Carlise is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. Her performance bonus will be equal to the percentage of her annual salary equal to 50% plus the percentage by which actual income exceeds projected income. She is entitled to the same benefits afforded to other executives. Her employment agreement provides that if we terminate her without cause, she is entitled to receive a lump sum payment equal to twice her annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Ms. Carlise employment agreement commenced as of October 1, 2006 and terminates on October 1, 2009.

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

On June 13, 2005, the Company filed a Form S-8 to register 5,000,000 shares of its common stock, 2005 Stock Compensation Plan, at an offering price of $0.30 per share.  As of December 31, 2006, 4,600,000 shares have been issued, as a result  400,000 shares are available under this plan.

On January 3, 2006, the Company filed a Form S-8 to register 10,000,000 shares of its common stock, 2006 Stock Compensation Plan,  at an offering price of $0.08 per share.  As of December 31, 2006, no shares have been issued, allowing a balance of  10,000,000 available under this plan.

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

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Common Stock Beneficially Owned (3)
Michael A. Barron (Chief Executive Officer and Chairman)	7,650,918	2.6%
Joseph Cosio-Barron (President)	12,440,618	4.3%
Lee Shorey (Executive Vice President, Secretary, Treasurer and Director)	1,071,000	0.4%
Theresa Carlise (Chief Financial Officer)	1,000,000	0.3%
Greg Shanberg (4)	80,000,000	27.6%
Crusader Capital Partners (7)	15,021,462	5.2%
Keith Fink (5)	35,552,675	12.2%
Eclipse Holding Corporation (6)	22,000,000	7.6%
All Officers and Directors as a group (4 persons)	22,163,536	7.6%

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

(4) Address is c/o Allstate Home Loans, 8 Hughes Parkway, Irvine, CA

(5) Address is 11500 Olympic Blvd., #316, Los Angeles, CA 90064

(6) Address is c/o J. Helfer, 21800 Oxnard, Suite # 850, Woodland Hills, CA 91367. Dianne David has voting and dispositive control over the securities held by Eclipse Holdings Corporation.

(7) Blair West has voting and dispositive control over the securities held by Crusader Capital Partners.

Item 12. Certain Relationships and Related Transactions and Director Independence.

On January 21, 2005, the Company borrowed $125,000 from its former Chief Financial Officer, Wayne Bailey.

During the month of December 2005, the Company entered in to financing agreement with Eclipse Holding Company, which was 50% owned by the Company’s Chief Executive Officer, Michael Barron.  In August of 2006, Mr. Barron relinquished his interest with Eclipse Holding Company for consideration and is no longer a party to the transaction.  The Company entered into an agreement to borrow a total of $750,000 in the form of a note payable, with an interest of 10% per annum.  At December 31, 2006, the outstanding balance on this note was $688,395.50 and is no longer considered a related party transaction.  The agreement called for the issuance of common stock warrants, of which all have been issued.  As of December 31, 2006 and 2005, the Company issued 17,000,000 and 5,000,000 shares, respectively.

On January 11, 2006, Joseph Cosio-Barron, the Company’s President advanced the Company $75,000 and on January 31, 2006 advanced an additional $27,009.70, for a total of $102,009.70. The advances are in the form of a demand note which incurs interest at 10% per annum.

No members of the Company’s board are independent nor were there any independent directors on the Company’s board during 2006.

Item 13. Exhibits.

No.	Title

2.1	Share Exchange Agreement by Paragon Financial Corporation and Shearson Home Loans, dated February 13, 2006 (14)
2.3	Purchase of Common Stock Agreement between the Registrant and Crusader Capital Partners, LLC, dated August 1, 2005. (16)
3.1	Articles of Incorporation of the Registrant (1)
3.2	Amendment to Articles of Incorporation of the Registrant
2.3	Purchase and Sale of Capital Stock Agreement between the Registrant and Ocean West Holding Corporation, dated July 15, 2004. (4)
3.4	Bylaws of the Registrant (1)
4.3	Stock Subscription Agreement between the Registrant and Ocean West Corporation, dated July 1, 2004. (5)
4.4	Stock Subscription Agreement between the Registrant and Ocean West Corporation, dated August 1, 2004. (6)
4.5	Stock Subscription Agreement between the Registrant and Ocean West Corporation, dated September 1, 2004. (7)
4.6	Stock Subscription Cancellation Agreement between Registrant on Ocean West Holding Corporation, dated September 28, 2004, (12)
4.7	Stock Subscription Agreement between the Registrant and Ocean West Enterprise, dated September 28, 2004, (12)
5.0	Convertible Promissory Note between the Registrant and Club Vista Holdings Inc., dated July 31, 2004. (8)
5.1	Credit Facility Agreement Note between the Registrant and Club Vista Holdings Inc., dated September 21, 2004. (9)
5.2	Joint Venture Agreement between the Registrant and Club Vista Holdings Inc., dated September 14, 2004. (10)
5.3	Opinion of counsel for 2006 Compensation Plan, dated January 3, 2006 (15)
5.4	Joint Venture Operating Agreement between Registrant and Stinson Financial Group Inc., dated February 28, 2007. (18)
5.5	Rescission Agreement between Registrant and Real Properties Technologies, dated March 27, 2007. (26)
10.1	Common Stock Purchase Agreement dated February 20, 2002 between the Registrant and Consumer Capital Holdings, Inc. (2)
10.2	The Registrant’s 2002 Stock Incentive Plan (3)
10.3	Rescission and Settlement Agreement dated October 1, 2004, (13)
10.4	Promissory Note dated October 25, 2004, (13)
10.5	2006 Stock Compensation Plan, dated January 3, 2006 (15)
10.6	2005 Stock Compensation Plan, dated June 13, 2005. (17)
10.7	Share Exchange Agreement by and between Registrant and Continental Home Loans, Inc., dated June 6, 2006. (21)
10.8	Share Exchange Agreement by and between Registrant and Allstate Home Loans, Inc., dated July 29, 2006. (20)
10.9	Share Exchange Merger Agreement by and between Registrant and RPT Group Inc., dated June 5, 2006. (19)
10.10	Asset Purchase Agreement between Registrant and EHome Credit Corp, dated June 6, 2006. (21)
10.11	Amendment No 2 to Asset Purchase Agreement by and between Registrant and EHome Credit Corp, dated November 20, 2006 (28)
10.12	Employment Agreement between the Registrant and Michael Barron, dated May 1, 2006.
10.13	Employment Agreement between the Registrant and Joseph Cosio-Barron, dated May 1, 2006.
10.14	Employment Agreement between the Registrant and Theresa Carlise, dated October 1, 2006.
10.15	Rescission Agreement between Registrant and Continental Home Loans, dated November 9, 2006. (22)

No.	Title

10.16	Rescission and Settlement Agreement between Registrant and Paragon Financial, dated May 5, 2006. (23)
10.19	Promissory Note between Registrant and Joseph Cosio-Barron, dated January 31, 2006
10.20	2007 Stock Compensation, dated February 12, 2007. (24)
10.21	Compensation Agreement dated February 12, 2007. (24)
10.22	Promissory Note Conversion Agreement by and between Registrant and LaJolla Cove Investors, dated January 29, 2007 (25)
16.2	Letter from Chavez and Koch, CPA’s, dated February 8, 2005 (11)
21.1	Subsidiaries. (27)
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form 10-SB dated May 8, 2001 and filed with the SEC on May 11, 2001.
(2)	Incorporated by reference to the exhibits to Registrant’s Report on Form 8-K dated March 4, 2002 and filed with the SEC on March 6, 2002.
(3)	Incorporated by reference to the exhibit to the Registrant’s Registration Statement on Form S-8 dated November 22, 2002 and filed with the SEC on November 23, 2001
(4)	Previously filed as an exhibit to Form 8-K, dated August 3, 2004
(5-10)	Previously filed as an exhibit to Form 10QSB for the period ended September 30, 2004.
(11)	Previously filed as an exhibit to Form 8-K, dated February 8, 2005.
(12)	Previously filed as an exhibit to Form 10QSB, for the period ended September 30, 2004
(13)	Previously filed as an exhibit to Form 10KSB, for the period ended December 31, 2004, dated April 15, 2005.
(14)	Previously filed as an exhibit to Form 8-K, dated February 13, 2006.
(15)	Previously filed as an exhibit to Form S-8, dated January 3, 2006.
(16)	Previously filed as an exhibit to Form 8-K, dated August 1, 2005.
(17)	Previously filed as an exhibit to Form S-8, dated June 13, 2005.
(18)	Previously filed as an exhibit to Form 8-K, dated March 09, 2007.
(19)	Previously filed as an exhibit to Form 8-K, dated March 09, 2007.
(20)	Previously filed as an exhibit to Form 8-K, dated July 29, 2006.
(21)	Previously filed as an exhibit to Form 8-K, dated June 6, 2006.
(22)	Previously filed as an exhibit to Form 8-K, dated November 9, 2006.
(23)	Previously filed as an exhibit to Form 8-K, dated May 5, 2006.
(24)	Previously filed as an exhibit to Form S-8, dated February 12, 2007.
(25)	Previously filed as an exhibit to Form 8-K, dated February 26, 2007.
(26)	Previously filed as an exhibit to Form 8-K, dated April 2, 2007.
(27)	Previously filed as an exhibit to Form 10KSB, dated April 10, 2007.
(28)	Previously filed as an exhibit to Form 10QSBA, dated May 29, 2007.

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

Shearson Financial Network, Inc.

By:	/s/ Michael A. Barron	May 31, 2007
Michael A. Barron, Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Theresa Carlise	May 31, 2007
Theresa Carlise, Chief Financial Officer,
(Principal Financial Officer)