Form 10KSB/A
period 2006-12-31
SHEARSON FINANCIAL NETWORK INC
filed 2007-07-06
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(as amended July 6, 2007)
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005 and the results of its operations and it cash flows for two year period ended December 31, 2006, in conformity with accounting principles generally accepted in the Untied States.

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

In June of 2003, the Company acquired all of the outstanding stock of Las Vegas Mortgage in exchange for $100,000 in cash and $1,361,726 of the Company’s stock.  The purpose of the transaction was to expand its interests in the Las Vegas market. Las Vegas Mortgage had branches and relationships in the Las Vegas Area.  The Company had a call center in Las Vegas and wanted to get into the Mortgage Business in Las Vegas. This acquisition allowed the Company to have an entrance in the Las Vegas market.   Due to the acquisition of Las Vegas Mortgage the Company was able to move its corporate headquarters to Las Vegas and expand its network.  Las Vegas Mortgage is not a separate reporting unit of the Company.  The operations of Las Vegas Mortgage were immediately merged into the Company subsidiary, Shearson Home Loans upon closing. The acquisition of Las Vegas Mortgage was primary in the expansion and growth of the Company from a small mortgage company in California to a major mortgage broker in the Western States.

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
$1,184,946

(5)	Credit Facilities and Joint Venture Agreement

On September 21, 2004 the Company entered into a term loan facility with Club Vista Holdings Inc., (“Club Vista”) pursuant to which a revolving line of credit arrangement for which $5,000,000 can be borrowed from time to time on a secured basis. Collateral shall be evidenced by an assignment of Borrowers interest in all mortgage notes for which funds have been advanced.  Interest under the term loan facility will be determined and imposed in accordance with the respective cost of funds that Lender may incur.  The maturity will be on a revolving basis for the incurrence of indebtedness for the period of one year.  The funds advanced under this facility will be used exclusively as follows; to fund home loans and various costs, fees, expenses and other payments made in connection with the loans made by the Borrower, to fund any fees relating to warehouse banking lines and for any such purposes specifically authorized by the Lender in writing.  The net proceeds related to the term loan shall be divided 50/50 or half  to Club Vista with the other half disbursed to the Company of which the Company shall maintain at all times a separate accounting for such transactions. As of December 31, 2006 and December 31, 2005, the Company’s balance on this facility was $0 and $5,000,000, respectively.  During 2006, Club Vista did not elect to renew the facility and has forgiven the balance of the note of $5,000,000.  For further information refer to Note 12 in the Notes to consolidated financials statements as described herein.

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

The conversion feature of the convertible debt is indexed to the Company’s stock.  Consequently, we believe we meet the scope exemption under paragraph 11(a) of SFAS 133 to which we would then analyzed the convertible debentures under EITF 00-19 and EITF 00-27.  The distinguishing difference with this convertible debenture as oppose to a conventional convertible debenture under EITF-0027 is the conversion feature which is indexed based upon the Company’s stock price which is then discounted by 50% of the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion compared to a conventional convertible debenture which has a fixed conversion price.  However, the convertible debenture does have a conversion limit to 4.99% of the outstanding common shares which does not meet the provisions of paragraphs 20-24 of EITF 00-19.

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

(8)	Long-Term Debt:

A summary of long term debt is as follows:
December 31, 2006
Secured Convertible Term Notes (the “Notes”) issued by the Company to various investment entities. The Notes matures three years from the date of each Note, bear interest at 6% per annum, unless the common stock of the Company is greater than $0.025 per share for each trading day of a month, in which event no interest is payable during such month, and principal and interest due at maturity. The Notes are convertible into common stock of the Company at 50% discount. See footnote 7.	$1,000,000
Convertible secured promissory note bearing interest at 10% per annum or default interest of 18% compounded daily, payable June 15, 2005. Note has the ability to convert upon demand to the Company’s common stock at a conversion price per share equal to the lesser of (a) $1.50 and (b) 70% of the price per share for which shares of common stock, issued by maker to purchasers in equity financing. See footnote 7.	500,000
Convertible secured with substantially all the assets of the Company, promissory note payable to an individual, bearing interest at 10% per annum, secured by 300,000 shares of the Company’s common stock, payable June 15, 2005. Note has a convertible feature to convert to the Company’s common stock at a exercise price equal to $0.001 per share, number of shares determined by multiplying the principal amount by 50%and dividing by the stock’s closing trading price on the OTCBB on the date thereof. See footnote 7	700,000
Unsecured promissory note payable to an individual, bearing interest at 10% per annum, payable upon demand.	141,780
Unsecured promissory note payable to an individual, bearing interest at 10% per annum, payable upon demand. This note has been forgiven by its lender, and was for $150,000.	--
Unsecured promissory note payable to a related party, bearing interest at 10% per annum, payable upon demand.	125,000
Unsecured promissory note payable to an individual, bearing interest at 10% per annum, payable upon demand.	688,396
Unsecured promissory note payable to a related party, bearing interest at 10% per annum, payable upon demand.	102,010
3,257,185
Less current maturities	(2,257,185)
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

On June 6, 2005, InfoByPhone, Inc. a Delaware corporation, consummated an agreement with OWHC,  pursuant to which InfoByPhone, Inc. exchanged all of its 6,000,000 then issued and outstanding shares of common stock for 6,000,000 shares, or approximately 56% of the common stock of  OWHC.  As a result of the agreement the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer (InfoByPhone, Inc.).  Prior to the exchange, OWHC intended to  issue a dividend pay out to its shareholders, which was represented of 100% of the issued and outstanding shares of  Ocean West Enterprises, the wholly owned subsidiary of Ocean West Holding Corporation.  This dividend payout did not occur which resulted in OWHC having 100% interest in Ocean West Enterprises. Upon closing for the consideration of $400,000, which was recorded as revenue for the period then ended,  all outstanding common shares were transferred toInfo By Phone.  The sale of  OWHC was directed by the Board of Directors of Ocean West and the payment to the Company was made by Ocean West as a reduction against the monies loaned to Ocean West by CDA.

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

Shearson Financial Network, Inc.

By:	/s/ Michael A. Barron	July 6, 2007
Michael A. Barron, Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Theresa Carlise	July 6, 2007
Theresa Carlise, Chief Financial Officer,
(Principal Financial Officer)