Form 10QSB
period 2007-06-30
SHEARSON FINANCIAL NETWORK INC
filed 2007-08-14
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2007

000-32745
Commission File Number

SHEARSON FINANCIAL NETWORK, INC.

(Exact name of Registrant as Specified in its Charter)

Nevada	88-0471353

(State or Other Jurisdiction of Incorporation or Organization)	( I.R.S. Employer Identification Number)

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

765,942,337 shares of Common Stock outstanding as of June 30, 2007

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

SHEARSON FINANCIAL NETWORK, INC.
FORM 10-QSB
June 30, 2007

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$9,921	$9,032
Loans available for sale	18,118,096	19,760,396
Loan sale receivable	364,066	--
Accounts receivable	1,436,042	1,587,419
Prepaid and other current assets	87,894	114,068
Total current assets	20,016,019	21,470,915
Property and equipment, net	1,138,798	1,417,227

Other assets:
Goodwill	6,709,937	6,709,937
Other assets, net	1,045,501	1,184,946
Total other assets	7,755,438	7,894,883
Total assets	$28,910,255	$30,783,025
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$736,081	$1,035,525
Bridge notes payable	1,200,000	1,200,000
Stock subscription payable	20,000	20,000
Interest payable	569,353	356,426
Notes payable	777,096	830,176
Notes payable – related party	102,010	227,009
Line of credit	17,608,450	19,426,568
Total current liabilities	21,012,990	23,095,704
Long-term liabilities:
Long term-debt, net of current portion	1,000,000	1,000,000
Total long-term liabilities	1,000,000	1,000,000
Total liabilities9921+	22,012,990	24,095,704
Minority shareholder interest	216,036	253,430
Stockholders' equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 765,942,337 and 289,942,886 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	765,942	289,943

Preferred Stock, $0.01 par value, 15,000,000 shares authorized10,500 shares issued and outstanding at June 30, 2007 and December 30, 2006, respectively	4,250,000	4,250,000

Additional paid-in capital	28,350,100	27,968,189
Accumulated deficit	(26,684,813)	(26,074,241)
Total stockholders' equity	6,681,229	6,433,891
Total liabilities and stockholders' equity	$28,910,255	$30,783,025

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues:
Loan origination and sale of mortgage loans	$1,679,763	$1,527,581	$2,804,036	$1,718,800

Cost of sales	200,562	449,310	474,533	526,545

Gross profit	1,479,201	1,078,271	2,329,502	1,192,255

Expenses
Salary, wages and payroll taxes	521,517	411,832	1,139,105	1,567,189
Selling, general and administrative	384,015	340,281	707,263	479,730
Professional fees	122,281	367,858	518,537	1,729,850
Depreciation expense	129,079	153,676	278,430	307,352
Total expenses	1,156,892	1,273,647	2,643,335	4,084,122

Income (loss ) from operations	322,309	(195,376)	(313,832)	(2,891,866)

Other (expense) income
Interest expense	(140,024)	(68,313)	(168,987)	(88,933)
Debt discount expense	(83,029)	--	(165,146)	--
Forgiveness of debt	--	5,150,000	--	5,150,000
Total other (expense) income	(223,053)	5,081,687	(334,133)	5,061,067

Income (loss) before minority shareholder interest	99,256	4,886,311	(647,965)	2,169,200

Loss applicable to minority shareholder interest	77,497	--	37,395	--
Net income (loss) applicable to common shareholders	$176,753	$4,886,311	$(610,571)	$2,169,200
Net income (loss) per share, basic and diluted	$0.00	$0.05	$0.00	$0.03
Net loss per common share, applicable to common shareholders, basic and diluted	$0.00	$0.05	$0.00	$0.03
Weighted average number of common shares outstanding, basic and diluted	335,354,544	97,954,694	277,670,485	62,012,424

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006

Cash flows from operating activities:
Net (loss) income	$(610,571)	$2,169,200

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation	278,430	307,352
Stock based expenses	596,196	2,486,145
Forgiveness of debt	--	(5,150,000)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(212,689)	(189,832)
(Increase) decrease in mortgage loans held for sale	1,642,300	(4,163,071)
(Increase) decrease in unamortized debt discount		--
(Increase) decrease in prepaid expenses	26,174	164,686
(Increase) decrease in goodwill	--	(2,514,124)
(Increase) decrease in other assets	139,445	(25,700)
Increase (decrease) in accounts payable and accrued expenses	(198,905)	(580,500)
Increase (decrease) in interest payable	212,927	(68,784)
(Increase) decrease in minority shareholder interest	(37,394)	--
Net cash provided by (used for) operating activities	1,835,913	(7,564,626)
Cash flows from investing activities:
Purchase of fixed assets	--	(208,268)
Net cash used in investing activities	--	(208,268)
Cash flows from financing activities:
Net (payments) advances on lines of credit	(1,656,944)	4,094,396
Proceeds from related notes payable	--	40,550
Proceeds from notes payable	--	902,010
Payments of notes payable	(178,080)	(175,000)
Issuance of stock for settlement of accounts payable	100,540	--
Issuance of stock for settlement of debt	161,174	--
Issuance of preferred stock	--	3,000,000
Issuance of common stock	--	162
Net cash (used for) provided by financing activities	(1,835,024)	7,862,118
Net increase in cash and cash equivalents	889	89,224
Cash and cash equivalents, beginning of period	9,032	21,401
Cash and cash equivalents, end of period	$9,921	$110,625
Supplemental disclosure of cash flow information
Interest paid	$114,061	$--

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2006 AND THE SIX MONTHS ENDED JUNE 30, 2007

					Additional		Total
	Common Stock		Preferred Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance December 31, 2006 (1)	665,748,589	$665,749	10,500	$4,250,000	$27,592,382	$(26,074,241)	$6,433,890
Stock issued for services	72,552,592	72,553			496,003		568,556
Stock issued for debt	16,906,156	16,906			161,174		178,080
Stock issued for AP settlement	10,735,000	10,735			100,540		111,275
Net loss	--	--	--	--	--	(610,571)	(610,571)
Balance June 30, 2007	765,942,337	$765,942	10,500	$4,250,000	$28,350,100	$(26,684,812)	$6,681,231

(1)  On June 4, 2007, the Company’s Board of Directors approved a resolution to increase the number of shares authorized from 500,000,000 to 1,000,000,000, and to split each outstanding share of common stock into 2 shares of common stock.  This adjustment is retroactively reflected in the December 31, 2006 balance, for the additional  375,805,703 shares issued on June 15, 2007 and the effect on additional paid in capital.

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

(1)	Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Shearson Financial Network Inc. (the "Company"), as of June 30, 2007, and the results of its operations and cash flows for the six-month period ended June 30, 2007 and 2006. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company's Form 10-KSB registration report for the period ending December 31, 2006 filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company has shown a profit for the year ended December 31, 2006 of $2.8 million and has posted a profit for the current quarter, the Company has suffered recurring losses from operations and has an accumulated deficit of $26,684,812 as of June 30, 2007, which raises substantial doubt about the Company's ability to continue as a going concern.

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

The consolidated financial statements include the accounts of Shearson Financial Network, the accounts of Shearson Home Loans and Allstate Home Loans, Inc, of which the Company, on July 29, 2006, acquired 85% of the outstanding common stock through a stock exchange.  The minority shareholder interest of 15% of Allstate Home Loans amounts to $216,036 which is reflected on the accompanying consolidated balance sheet.  All significant inter-company accounts and transactions have been eliminated.

(3)	Earnings per Share

Earnings per share have been calculated based upon the weighted average number of common shares outstanding during both reporting periods.

(4)	Stock Issued for Services:

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter party’s performance is complete or the date on which it is probable that performance will occur. For the six months ended June 30, 2007, the amounts that have been charged against income for those services were approximately $596,196.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

(5)	Promissory Note Conversion Agreement

On January 29, 2007, the Company entered into a Promissory Note Conversion Agreement in the amount of $141,780 with La Jolla Cove Investors, Inc., (“LJCI”). The parties have no material relationship with the Company or its affiliates other than in respect to the material definitive agreement.  Each of LJCI and Shearson agree that each Promissory Note shall be converted or exchanged (each, a “Conversion”), in whole, up to the full principal balance thereof, into shares of the common stock of Shearson (the “Shearson Common Stock”) (calculated as to each such conversion to the nearest 1/100th of a share), within 60 days from the date of LJCI’s purchase of the Promissory Note. The number of shares of Shearson Common Stock into which the Promissory Notes may be converted is equal to the dollar amount of the Promissory Note being converted divided by the Conversion Price. The Conversion Price shall be equal to 82% of the average of the volume weighted average price of the shares of the Shearson Common Stock during the five trading days prior to LJCI’s election to convert. The Conversion Notice shall constitute a contract between LJCI and Shearson, whereby LJCI shall be deemed to subscribe for the number of shares of Shearson Common Stock which it will be entitled to receive upon such Conversion and, in payment and satisfaction of such subscription, to surrender the Promissory Note and to release Shearson from all liability thereon (except if and to the extent that any principal amount of the Promissory Note remains unconverted).  As of June 30, 2007, 10,906,156 shares were converted for a value of $141,780, resulting in the note in question to an individual, as Exhibit A to the Promissory Note Conversion Agreement, being satisfied.

(6)	Convertible Debenture:

On June 30, 2006, we entered into a Securities Purchase Agreement with AJW Partners, LLC ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners, LLC ("Qualified") and New Millennium Capital Partners, II, LLC ("Millennium") for the sale of (i) $1,500,000 in secured convertible notes and (ii) warrants to purchase 30,000,000 shares of the Company's common stock. Partners, Offshore, Qualified and Millennium are collectively referred to as the "Purchasers".The Purchasers are obligated to provide the Company with the funds as follows:$500,000 was disbursed at closing; $500,000 was disbursed, within five days of filing a registration statement covering the number of shares of common stock underlying the secured convertible notes and the warrants; and $500,000 will be disbursed within five days of the effectiveness of the registration statement subject to the terms and conditions of the Securities Purchase Agreement.The proceeds of the offering have been and will be used for general corporate purposes and working capital.

The secured convertible notes bear interest at 6%, unless our common stock is greater than $0.025 per share for each trading day of a month, in which event no interest is payable during such month.  The Company begins to accrue interest on the notes on the date that the Company receives the proceeds for such note.  As of June 30, 2007, the Company has accrued interest of $115,068, accrued from the dates of the respective disbursements of June 30, 2006 and July 24, 2006.  As of June 30, 2007, the Company has not made any interest payments (either in stock or in cash, on the notes.   The secured convertible notes mature three years from the date of issuance, and are convertible into our common stock, at the Purchasers' option, at a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. Any amount of principal or interest, which is not paid when due shall bear interest at a rate of 15% per annum from the due date until it is paid ( the “Default Interest Rate”)

The full principal amounts of the secured convertible notes are due upon a default under the terms of secured convertible notes. In addition, we granted the Purchasers a security interest in substantially all of our assets. Pursuant to an amendment to the registration rights agreement, dated July 19, 2006, between us and the selling shareholders, we are required to file a registration statement with the Securities and Exchange Commission within 30 days of closing, which will include 100% of the common stock underlying the secured convertible notes. If the registration statement is not declared effective within 165 days from the date of closing, an event of default shall have occurred. On November 18, 2006, the registration statement had not become effective, which created an event of default.  The default interest rate charged on the outstanding balance is 15%.  The Company continues its efforts towards the registration becoming effective.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

The Company has determined the Notes contains a beneficial conversion feature and qualifies for treatment under Emerging Issue Task Force No. 00-27.  The estimated fair value of the detachable warrants of $421,166 has been determined using Black-Scholes option pricing model using the following assumptions: stock price volatility ranging from 340% to 343%, risk free interest rate of 5.15%; dividend yield of 0% and 3 year term.  The face amount of the Notes of $1,000,000 was proportionately allocated to the Notes and the warrants in the amount of $704,162 and $295,838, respectively.  The Notes’ proportionate allocated value of $704,162 was then further allocated between the Notes and the beneficial conversion feature, which the entire remaining value of $704,162 was allocated to the beneficial conversion feature.  The combined total value of the warrant and beneficial conversion feature of $1,000,000 has been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the Notes.  For the six months ended June 30, 2007, the Company amortized a total of $165,146.

(7)	Related-Party Transactions:

On January 21, 2005, the Company borrowed $125,000 from its Chief Financial Officer, Wayne Bailey.  On May 14, 2007, the Company elected to exchange 6,000,000 shares of its common stock at the closing market price of  $0.006, or $36,300 towards repayment of the loan.  Since Mr. Bailey is no longer an officer of the Company the Company has reclassed the note as it is no longer a related party transaction.

On January 11, 2006, Joseph Cosio-Barron, the Company’s President advanced the Company $75,000 and on January 31, 2006 advanced an additional $27,001, for a total of $102,010.  The advances are in the form of a demand note which incurs interest at a rate of 10% per annum.

(9)	Business Consolidation:

SHEARSON FINANCIAL NETWORK
JUNE 30, 2007

	Shearson	Shearson
	Home Loans	Financial	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4,918	$5,003	$9,921
Mortgage loans held for sale	18,118,096	-	18,118,096
Accounts receivable and receivables from loans sold, net	1,800,108	-	1,800,108
Due to from parent/subsidiary	2,156,939	(2,156,939)	-
Prepaid and other current assets	31,981	81,614	113,595
Total current assets	22,112,041	(2,070,321)	20,041,720

Property and equipment, net	672,241	466,556	1,138,798

Other assets:
Goodwill	-	6,709,937	6,709,937
Other assets	-	1,019,800	1,019,800
Total other assets	-	7,729,737	7,729,737

Total assets	$22,784,282	$6,125,973	$28,910,255

Liabilities and Stockholders' Equity

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$396,506	$339,574	$736,081
Due to from parent/subsidiary	(1,993,192)	1,993,192	-
Stock subscription payable	-	20,000	20,000
Bridge notes payable	-	1,200,000	1,200,000
Accrued interest payable	266,135	303,218	569,353
Notes payable	-	777,096	777,096
Notes payable - related party	-	102,010	102,010
Line of credit	17,608,450	-	17,608,450
Total current liabilities	16,277,899	4,735,090	21,012,989

Long term liabilities
Long term debt, net of current portion	-	1,000,000	1,000,000
Total long term liabilities	-	1,000,000	1,000,000

Total liabilities	16,277,899	5,735,090	22,012,989

Minority shareholder interest	216,036	-	216,036

Stockholders' equity:
Common stock, $0.001 par, 1,000,000,000 authorized 765,942,337 issued and outstanding
	-	765,942	765,942
Preferred Stock, $0.01 par, 15,000,000 authorized10,500 issued and outstanding	-	4,250,000	4,250,000

Additional paid-in capital	-	28,350,100	28,350,100
Accumulated earnings (deficit)	6,290,347	(32,975,159)	(26,684,813)
Total stockholders' equity	6,290,347	390,883	6,681,230

Total liabiltiies and stockholders' equity	$22,784,282	$6,125,973	$28,910,255

(9)	Business Consolidation (Continued)

SHEARSON FINANCIAL NETWORK
FOR THE SIX MONTHS ENDED JUNE 30, 2007

	Shearson	Shearson
	Home Loans	Financial	Consolidated
Revenues:
Loan origination and sale of mortgage loans	$2,804,036	$-	$2,804,036

Cost of Sales	474,533	-	474,533

Gross Profit	2,329,502	-	2,329,502

Expenses:
Salary & payroll taxes	726,419	412,686	1,139,105
Professional fees	80,568	437,969	518,537
Selling, general and administrative	466,187	241,076	707,263
Depreciation expense	160,854	117,576	278,430
Total expenses	1,434,028	1,209,307	2,643,335

Income (loss) from operations	895,474	(1,209,307)	(313,832)

Other (expense) income
Interest expense	(3,500)	(165,487)	(168,987)
Debt discount expense	-	(165,146)	(165,146)
Total other (expense) income	(3,500)	(330,633)	(334,133)

Income (loss) before minority shareholder interest	891,974	(1,539,940)	(647,965)

Loss applicable to minority shareholder interest	37,395	-	37,395

Net income (loss)	$929,369	$(1,539,940)	$(610,571)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recently, the mortgage banking industry has undergone a severe restriction of its credit facilities available to mortgage bankers due to the collapse of the sub-prime loan market. Financial institutions, such as warehouse lenders, have responded by raising the capital costs necessary to bank a loan in their facility. These increases make the costs of banking a loan substantially more expensive and has an adverse affect on the Company’s liquidity. Additionally, many loan products carry an additional risk of not being purchased at a profit during the current market conditions as investors remain nervous. Loans which we may bank and which may subsequently not be sold at par plus a margin represent a substantial risk to our liquidity. The Company has therefore restricted its mortgage banking activities and only intends to bank loans for which it has firm purchase commitments. Further, we are only using warehouse credit lines which allow the Company to fund at 100% of the loan amount advanced. All other loans originated by the Company are brokered to our over 100 correspondents which reduces risk on sale, but also improves our liquidity.

Results of Operations

Three Months Ended June 30, 2007 as Compared to the Three Months Ended June 30, 2006

Net revenues from origination and/or sale of loans increased 10% or $152,182 to $1,679,763 for the quarter ended June 30, 2007 from $1,527,581 for the quarter ended June 30, 2006.  The increase is due to the July 29, 2006 acquisition of  85% of Allstate Home Loans, Inc., which revenues were not realized until the third quarter of the previous year.

Total operating expenses decreased $116,755 or 9.2% to $1,156,892 for the quarter ended June 30, 2007, from $1,273,647 for the quarter ended June 30, 2006.  The decrease is related to a reduction in professional fees of $245,577 or 66.8%, increase in wages of $109,685 or 26.6%, and a decrease in depreciation of $24,597 or 16%, and an increase in SGA of $43,734 or 12.9%.  The decrease in expenses is attributable to the Company’s reduction in of its professional fees, while the increase in SGA and wages is related to the acquisition of  85% of Allstate Home Loans, Inc.

Income from operations increased $517,685 or 265%, to $322,309 for the quarter ended June 30, 2007 as compared to a loss from operations of  $195,376 for the quarter ended June 30, 2006.  The increase is attributable to the increase in revenues related to the 85% interest in Allstate Home Loans and a decrease in professional fees.

Interest expense increased $71,711 or 105% for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006.  The increase is related to the increase in long-term convertible notes of $1,000,000.  Debt discount expense increased $83,029, related to the beneficial debt conversion of the long-term note.  The loss applicable to the minority shareholder interest of $77,497, represents the 15% of the loss not attributable to the Company from its 85% interest in Allstate Home Loans, Inc.

We had net income of $176,753 for the quarter ended June 30, 2007 as compared to net income of $4,886,311 for the same quarter of 2006.  For the quarter ended June 30, 2007, the Company generated income from operations of $322,309 offset by interest expense and debt discount expense of $223,053 adjusted by the loss attributable to Allstate Home Loans or minority shareholder interest of $77,497. For the quarter ended June 30, 2006, the Company recorded forgiveness of debt of $5,150,000 offset by a loss from operations of $195,376 and interest expense of $68,313.

Six Months Ended June 30, 2007 as Compared to the Six Months Ended June 30, 2006

Net revenues from origination and/or sale of loans increased 63.1% or $1,085,236 to $2,084,036 for the six months ended June 30, 2007 from $1,718,000 for the six months ended June 30, 2006.  The increase in revenues can be attributed to the July 29, 2006 acquisition of  85% of Allstate Home Loans, Inc.

Total operating expenses decreased $1,440,786 or 35.3% to $2,643,335 for the six months ended June 30, 2007 as compared to $4,084,121 for the six months ended June 30, 2006.  The decrease is related to a reduction in wages of $428,084  or 27.3%, a decrease in professional fees of $1,211,313 or 70% and a decrease in depreciation of $28,922 or 9.4%, offset by an increase in SGA of $227,533 or 47.4%.  The decrease is attributable to the reduction in work force and the stabilization of professional fees, offset by the increase in SGA which is related to the acquisition of  85% of Allstate Home Loans, Inc.

Income from operations increased $2,578,034 or 89%, to a loss of operations of $313,832 for the six months ended June 30, 2007 as compared to a loss from operations of  $2,891,866 for the six months ended June 30, 2006.  The increase is attributable to the increase in revenues related to the 85% interest in Allstate Home Loans and a decrease in professional fees.

Interest expense increased 80,054 or 90% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.  The increase is related to the increase in long-term convertible debt of $1,000,000.  Debt discount expense increased $165,146, related to the beneficial debt conversion of the long term debt.  The loss applicable to the minority shareholder interest of $37,395, represents the 15% of the loss not attributable to the Company from its 85% interest in Allstate Home Loans, Inc.

We had a net loss of $610,571 for the six months ended June 30, 2007 as compared to net income of $2,169,201 for the six months ended June 30, 2006.  For the six months ended June 30, 2007, the Company generated loss from operations of $313,832, interest expense and debt discount expense of $334,133 adjusted by the loss attributable to Allstate Home Loans or minority shareholder interest of $37,395. For the six months ended June 30, 2006, the Company recorded forgiveness of debt of $5,150,000 offset by a loss from operations of $2,891,866 and interest expense of $168,987.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.  Recently, the mortgage banking industry has undergone a severe restriction of its credit facilities available to mortgage bankers due to the collapse of the sub-prime loan market. Financial institutions, such as warehouse lenders, have responded by raising the capital costs necessary to bank a loan in their facility. These increases make the costs of banking a loan substantially more expensive and has an adverse affect on the Company’s liquidity. Additionally, many loan products carry an additional risk of not being purchased at a profit during the current market conditions as investors remain nervous. Loans which we may bank and which may subsequently not be sold at par plus a margin represent a substantial risk to our liquidity. The Company has therefore restricted its mortgage banking activities and only intends to bank loans for which it has firm purchase commitments. Further, we are only using warehouse credit lines which allow the Company to fund at 100% of the loan amount advanced. All other loans originated by the Company are brokered to our over 100 correspondents which reduces risk on sale, but also improves our liquidity.

Our ability to broker mortgage loans depends on maintaining approvals with the various lenders through whom we broker loans. If the Company were to lose these approvals, it would be unable to broker loans and therefore would suffer a substantial loss of revenue to the business. Further, lenders to whom we broker loans may at any time terminate our brokerage relationship for any reason and may do so without advance notice. Losing a substantial number of these lender relationships could result in a substantial negative impact to the Company.

Our ability to bank and purchase mortgage loans depends on our ability to secure warehouse lines of credit with acceptable terms. We currently have our primary warehouse line of $10 million with Warehouse One with a provision in the facility for an additional $10 million. This facility bears interest at 1.5 above LIBOR, or 11% at June 30, 2007.  The facilities are secured by the mortgage loans financed through the line, related mortgage servicing agreements, of which we repay the outstanding balance under the warehouse line with the proceeds from the sale of mortgage loans. The additional proceeds earned from loan sales also replenish working capital.

The loan agreement with the Warehouse One contains two restrictive covenants relating to tangible net worth of not less than $4,750,000 and a debt to equity ration no greater than 10:1.  Currently we are in compliance with the debt covenants as the loan is with the Company’s subsidiary, Shearson Home Loans, which equity is $6.2 million at June 30, 2007.  Should we not comply with the restrictive covenants, there is the possibility that we may lose the credit facility at any time, which would cause a negative impact on the way we do business and a material adverse effect on our results of operations and financial condition.  As of June 30, 2007, the balance on this facility was $887,872.

Allstate Home Loans, Inc., which the Company acquired 85% of the outstanding stock on July 29, 2006, has a line of credit with Residential Funding Corporation, (“RFC”).  The RFC line of credit is a $30 million facility, charges interest averaging between 6.5% and 8.5% and is personally guaranteed by Greg Shanberg, former President of Allstate Home Loans and Shearson Home Loans.  The facility contains restrictive covenants of which tangible net worth must be greater than $4,000,000, debt leverage ratio must not exceed 15:1 and which cash must not be less than $800,000.  Allstate Home Loans, Inc. currently does not meet cash requirements and was not current with its interest payments which resulted in an event of default.  The facilities are collateralized by the related mortgage loans receivable.  At June 30, 2007, the outstanding balance was $16,720,578.

Historically we have funded operations through a combination of borrowings and issuance of stock. We currently intend to retain our earnings for the foreseeable future to help increase our liquidity.   Management continues to explore investment alternatives to aid in its liquidity, but there can be no reliance made on such.

Management currently believes that cash flows from operations should be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2007 however, if they are not, management will seek equity funding from the public capital markets , so long as there are no material adverse changes to the terms or availability of our warehouse lines of credit, we  believe we can meet our liquidity and capital needs at current production levels at least through fiscal 2007.  However we are currently exploring possible liquidity sources either through additional borrowings or potential capital partners to enable us to increase our loan production and expansion.  Future offerings are probable in order to fund the acquisition growth by the Company.  The Company is seeking to raisie equity capital in order to fund the integration of this growth. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any equity financing could result in dilution to existing stockholders.

Cash Flows

During the first six months of fiscal 2007 and 2006 we had net cash provided by (used for) operating activities of $1,835,913 and ($7,564,626), respectively.  The primary sources of net cash provided by was a decrease in mortgage loans held for sale of $1.6 million, increase in receivables of $213,000, decrease in accounts payable of $198,905, stock based expenses of $596,196, decrease in prepaid expenses of $26,000, increase in interest payable of $213,000, increase in minority shareholder interest of $37,000, depreciation of $278,000, decrease in other assets of $139,000, offset by the net loss of $611,000 for the six month period ending June 30, 2007.  The primary sources of net cash used for was an increase in receivables from loan sold of $4.2 million, increase in accounts receivable of $190,000, decrease in other current assets of $165,000, increase of goodwill of $2.5 million, increase in other assets of $26,000, decrease in accounts payable of $581,000, increase in interest payable of $68,800, stock based expenses of $2.5 million and forgiveness of debt of $5.2 million for the six month period ending June 30, 2006.  As investors purchase loans, the amounts advanced for such loans through the warehouse lines of credit are paid.  At that time, the receivables are cleared and the cash deposited in our operating account.  These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.

Net cash used for investing activities during the first six months of fiscal 2007 and 2006 was $0 and $208,000, respectively.

Net cash used for financing activities for the six months ended June 30, 2007 was $1.8 million. This consisted primarily of net payments under the warehouse lines of credit of $1.7 million, and payments of notes payable of $178,000.  Net cash provided by financing activities for the six months ended June, 2006 was $7.9 million. This consisted primarily of net advances under the warehouse lines of credit of $4.1 million, proceeds of notes payable related party of $40,550, proceeds of notes payable of $902,000, payments of notes payable of $175,000, issuance of preferred stock of $3 million, as well as issuance of common stock of $162.

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

On April 14, 2004, we commenced an action against Consulting Services LLC. On April 19, 2004, Consulting Services LLC instituted a counterclaim against us. Both claims are contended by the parties to be of a breach of contract nature from a certain Asset Acquisition Agreement.  Our position is that the agreement was never consummated therefore we are not liable for our performance obligations.  In their counterclaim, Consulting Services LLC is asking for the amount of stock agreed to be given for services per the acquisition agreement of approximately 2.7 million shares of our stock valued at the time to be approximately $1.8 million and $655,321 for certain liabilities we were to assume per the agreement upon closing. We are asserting our position of no liability and asking for approximately $712,859 which was advanced to Consulting Services prior to the knowledge that the transaction was not closing. As of June 30, 2007, there was $352,829 of the $712,859 in other assets.  Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for the above legal proceedings could change in the future.

IndyMac v. Consumer Direct. This is an action by IndyMac Bank against Ocean West Enterprises, Inc., Ocean West Holding Corporation and Consumer Direct of America (“CDA”) asserting causes of action for Breach of Contract and Account Stated.  The action arises as a result of a purported agreement between IndyMac Bank and Ocean West whereby Ocean West sold and IndyMac would purchasd mortgages.  IndyMac claims that it later identified nine loans that it purchased from Ocean West which allegedly did not meet the required terms and conditions and as a result, it suffered losses in the amount of $779,700.  Thereafter it alleged that IndyMac and Ocean West entered into a number of different settlement agreements whereby Ocean West made periodic payments to IndyMac on a reduced claim of $289,033, however, if the payments were not received as scheduled, IndyMac would be entitled to the full amount due plus interest.  Ocean West failed to make timely and regular payments and this action was initiated.

CDA was recently advised that a California Court had entered a default judgment against it in the amount of $604,391.27 in relation to the above matter.  CDA had not been served with a summons or complaint or any prior pleading in relation to this matter.  As such, counsel for CDA has prepared and filed Motions to Set Aside and Void the default Judgment as it pertains to CDA.

Christopher Fontenot vs. Ocean West Enterprises, Inc. and Consumer Direct of America. This is an action seeking damages due to failure to pay wages and wrongful termination.  The judgment in the amount of $707,923 and was served on August 7, 2007. The plaintiff was never employed by Consumer Direct of America the co-defendant. The primary defense contention of the co-defendant is that it never employed the plaintiff, it therefore cannot be liable as a successor in interest to Ocean West Enterprises, A Notice of Appeal, will be filed or by October 6, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2007, the Company issued shares of its common stock to the following:

•	72,552,592 shares issued to individuals for legal and consulting services with a total value of $496,003.

•	16,906,156 shares issued an individual and an investment company for settlement of debt with a total value of $178,080.

•	10,735,000 shares issued to an various individuals as settlement of accounts payable with a total value of $100,540.

Item 3.	Defaults Under Senior Securities

On June 30, 2006, the Company entered into a convertible debt agreement with various investors. The Agreement provides for the sale by the Company to the investors of Secured Convertible Term Notes (the “Notes”) issued by the Company in the aggregate principal amount of $1,500,000, of which $1,000,000 has been issued.  The conversion of the Notes is subject to an effective Registration Statement to be filed by the Company.  On November 18, 2006, the registration statement had not become effective, which resulted in an event of default.  The default interest rate charged on the outstanding balance is 15%.  The Company has adjusted accrued interest for the change in rate.  The Company continues its efforts towards the registration becoming effective.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information.

None.

Item 6.	Exhibits

Description of Exhibit		Exhibit No.

302 Certifications		31

(i)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

(ii)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

(i)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHEARSON FINANCIAL NETWORK, INC.

Date:August 14, 2007
By:	/s/ Michael A. Barron
Michael A. Barron
Chief Executive Officer

Date:August 14, 2007
By:	/s/ Theresa Carlise
Theresa Carlise
Chief Financial Officer (Principal Accounting Officer)