Form 10KSB/A
period 2006-12-31
SHEARSON FINANCIAL NETWORK INC
filed 2007-08-24
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(as amended August 24, 2007)
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

Yes ☐ No ☒

SHEARSON FINANCIAL NETWORK, INC.

EXPLANATORY NOTE

This amendment is being filed due a revision to the 2005 income statement of operations as regards to the Loss on Sale, as reported for Ocean West. While the net effect to the income statement is unaffected the reporting on the statement of operations has been revised. Certain disclosures have been revised as well.

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

On June 9, 2006, we agreed to acquire certain assets and defined liabilities of eHome CreditCorp. (“EHC”), a New York corporation (“EHC”), from its shareholders (“shareholders”), pursuant to the terms and conditions of an  Asset Purchase Agreement (the “Agreement”) among SHAREHOLDERS, EHC and us. Pursuant to the Agreement, we exchanged 7,500 shares of our Series A-1 Preferred Stock valued at approximately $3,000,000. Each share of the Series A-1 Preferred Stock has a stated value of four hundred dollars ($400.00). The shares have a convertible feature to exchange into shares of the company’s common stock at a price of $0.025 or 120,000,000 shares.  The acquisition of EHC diversifies our mortgage operations and our mortgage banking capability. EHC is a leading mortgage banker with headquarters in Garden City, New York. We have integrated EHC into our previously completed acquisition of Shearson Homes Loans and use the brand name Shearson Home Loans for all of our mortgage operations. For the total consideration of $3,000,000 in convertible preferred shares of the Company’s stock, net assets and liabilities of $485,876 were acquired and $2,514,124 in goodwill. Refer to footnote (10) and (11).

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

Pursuant to the Agreement, the Company issued the Allstate Shareholder $2,000,000 worth of the Company’s common stock at a price of $0.025 per share,  as a result, the Company issued the Allstate Shareholder 80,000,000 shares of its common stock. For the total consideration of $4,250,000, net assets and liabilities of $516,136 were acquired and $2,733,864 in goodwill. Refer to footnote (10) and (11).

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

We protect against interest rate risks to the extent we can by pre-selling most loans to investors prior to funding, locking in rates and returns. The method of locking in rates and returns varies from investor to investor. Some investors will commit to rates by telephone while others require written commitments via facsimile or e-mail. The investor responds with a commitment or trade number upon confirmation. At that point, the rate and purchase price for that loan are guaranteed for a definite period of time. We have the option with most investors to lock in rates for either a best efforts or mandatory delivery. A mandatory delivery brings the best price, typically 1/4 of 1% higher, but requires us to deliver the loan within the committed time frame. If we do not meet the deadline, we may have to pay a penalty, usually ranging from $300 to $1,000. The lock period that we give to the broker/borrower is typically a minimum of five days before the loan package needs to be delivered to the investor. The loan must be in "fundable" form when it is delivered to the investor. This means that both the credit and the collateral packages must be complete. If this is not the case, which happens rarely, the investor may re-price the loan. In such event, if the market has deteriorated, we have some interest rate risk. The unfunded mortgage loans are loans to which we broker and consequently do not bear any risks.  The investors who will fund the unfunded loans are third party mortgage bankers who would bear such risks in the event of an increase in the interest rates.  Based on our assessment of paragraph 6 of SFAS 133, we do not believe we would be subject to any derivatives since we are just acting as brokers.

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

Interest rate fluctuations can affect the profitability of our mortgage loans.  Changes in interest rates can affect the volume, net interest income and sale of mortgage loans originated and purchased by us.  When we purchase or originate a loan, we usually have a commitment from a third party to purchase that loan.  Generally, we fund the loan using borrowings from our lines of credit that are limited to specific uses and are known as warehouse lines of credit.  In this respect, we are a broker and not a banker. The warehouse line of credit is repaid upon the sale of the warehoused loans.  Before we sell the mortgage loan, we are entitled to receive interest income on the loan from the borrower and we simultaneously pay interest expense to the institution providing the warehouse line of credit.  The interest rate we receive during this period and the interest rate we pay are usually different.  The profitability of the loan is affected by this difference and fluctuations in interest rates before the mortgage loan is sold.  Although we generally have a commitment to sell the mortgage loan before we commit to fund the mortgage loan, there are situations in which we bear a risk of changes in interest rates prior to the mortgage loan being sold.  In particular, if interest rates increase during the time before we sell an uncommitted mortgage loan but after we have funded the mortgage loan, we could be required to sell the principal of the mortgage loan for less than we funded, thereby decreasing the mortgage loan’s profitability or incurring a loss on the mortgage loan’s sale.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005 and the results of its operations and its cash flows for two year period ended December 31, 2006, in conformity with accounting principles generally accepted in the Untied States.

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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
April 11, 2007

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEET

December 31,
2006	2006
Assets
Current assets:
Cash and cash equivalents	$9,032
Mortgage loans held for sale	19,760,396
Accounts receivable and receivables from loans sold, net	1,587,419
Prepaid and other current assets	114,068
Total current assets	21,470,915
Property and equipment, net	1,417,227

Other assets:
Goodwill	6,709,937
Other assets	1,184,946
Total other assets	7,894,883
Total assets	$30,783,024
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$1,035,525
Bridge notes payable	1,200,000
Stock subscription payable	20,000
Interest payable	356,426
Notes payable	830,176
Notes payable - related party	227,009
Line of Credit	19,426,568
Total current liabilities	23,095,704
Long-term liabilities:
Long term debt, net of current portion	1,000,000
Total long- term liabilities	1,000,000
Total liabilities	24,095,704
Minority shareholder interest	253,430
Stockholders' equity :
Preferred stock, $0.01 par value, 15,000,000 shares authorized 10,500 and 0 issued and outstanding at December 31, 2006 and December 31, 2005, respectively	4,250,000
Common stock, $0.001 par value, 500,000,000, 289,942,886 and 37,544,108 shares issued and outstanding December 31, 2006 and December 31, 2005, respectively	289,943
Additional paid-in capital	27,968,189
Accumulated deficit	(26,074,241)
Total stockholders' equity	6,433,890
Total liabilities and stockholders' equity	$30,783,025

See accompanying notes to consolidated financial statements.

	2006	2005

Revenues
Loan origination and sale of mortgage loans	$8,532,953	$6,083,748
Marketing revenues and commissions	--	335,536
Rental income	--	6,905
Total revenue	8,532,953	6,426,190

Cost of sales	2,839,108	2,786,367

Gross Profit	5,693,845	4,039,822

Expenses
Salary and payroll taxes	3,224,681	3,143,080
Professional fees	3,716,388	3,041,777
Selling, general and administrative	1,937,636	3,926,577
Depreciation expense	664,186	684,820
Total expenses	9,542,891	10,796,254

Loss from operations	(3,849,046)	(6,756,432)

Other (expense) income
Interest expense	(694,139)	(184,290)
Debt discount expense	(167,883)	(2,904,110)
Loss on sale	--	(332,105)
Other expense	(185,318)	(352,829)
Forgiveness of debt	7,818,216	--
Total other (expense) income	6,770,875	(4,173,333)

Income (loss) before minority shareholder interest	2,921,829	(10,929,765)

Income applicable to minority shareholder interest	164,397	--
Net income (loss)	2,757,432	(10,929,765)

Dividends on preferred shares	--	(69,481)
Net loss applicable to common shareholders	$2,757,432	$(10,999,246)
Net loss per share, basic and diluted	$0.02	$(0.50)
Net loss per common share, applicable to common shareholders, basic and diluted	$0.02	$(0.50)
Weighted average number of common shares outstanding, basic and diluted	138,718,185	21,942,476

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

(8)	Long-Term Debt:

A summary of long term debt is as follows:
December 31, 2006
Secured Convertible Term Notes (the “Notes”) issued by the Company to various investment entities. The Notes matures three years from the date of each Note, bear interest at 6% per annum, unless the common stock of the Company is greater than $0.025 per share for each trading day of a month, in which event no interest is payable during such month, and principal and interest due at maturity. The Notes are convertible into common stock of the Company at 50% discount. See footnote 7, in regards to the beneficial conversion feature.	$1,000,000
Convertible secured promissory note bearing interest at 10% per annum or default interest of 18% compounded daily, payable June 15, 2005. Note has the ability to convert to the Company’s common stock at a conversion price per share equal to the lesser of (a) $1.50 and (b) 70% of the price per share for which shares of common stock, issued by maker to purchasers in equity financing by the stock’s closing trading price on the OTCBB on the date thereof. See footnote 7 in regards to the beneficial conversion feature.	500,000
Convertible secured with substantially all the assets of the Company, promissory note payable to an individual, bearing interest at 10% per annum, secured by 300,000 shares of the Company’s common stock, payable June 15, 2005. Note has a convertible feature to convert to the Company’s common stock upon demand at a exercise price equal to $0.001 per share, number of shares determined by multiplying the principal amount by 50%and dividing by the stock’s closing trading price on the OTCBB on the date thereof. See footnote 7 in regards to the beneficial conversion feature.	700,000
Unsecured promissory note payable to an individual, bearing interest at 10% per annum, payable upon demand.	141,780
Unsecured promissory note payable to an individual, bearing interest at 10% per annum, payable upon demand. This note has been forgiven by its lender, and was for $150,000.	--
Unsecured promissory note payable to a related party, bearing interest at 10% per annum, payable upon demand.	125,000
Unsecured promissory note payable to an individual, bearing interest at 10% per annum, payable upon demand.	688,396
Unsecured promissory note payable to a related party, bearing interest at 10% per annum, payable upon demand.	102,010
3,257,185
Less current maturities	(2,257,185)
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

On June 9, 2006, we agreed to acquire certain assets and defined liabilities of eHome CreditCorp. (“EHC”), a New York corporation (“EHC”), from its shareholders (“shareholders”), pursuant to the terms and conditions of an  Asset Purchase Agreement (the “Agreement”) among SHAREHOLDERS, EHC and us. Pursuant to the Agreement, we exchanged 7,500 shares of our Series A-1 Preferred Stock valued at approximately $3,000,000. Each share of the Series A-1 Preferred Stock has a stated value of four hundred dollars ($400.00). The shares have a convertible feature to exchange into shares of the company’s common stock at a price of $0.025 or 120,000,000 shares.  The acquisition of EHC diversifies our mortgage operations and our mortgage banking capability. EHC is a leading mortgage banker with headquarters in Garden City, New York. We have integrated EHC into our previously completed acquisition of Shearson Homes Loans and use the brand name Shearson Home Loans for all of our mortgage operations.   For the total consideration of $3,000,000 in convertible preferred shares of the Company’s stock,  net assets and liabilities of $485,876 were acquired and $2,514,124 in goodwill.

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

Pursuant to the Agreement, the Company issued the Allstate Shareholder $2,000,000 worth of the Company’s common stock at a price of $0.025 per share, as a result, the Company issued the Allstate Shareholder 80,000,000 shares of its common stock.

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

For the total consideration of $4,250,000,  net assets and liabilities of $516,136 were acquired and $2,733,864 in goodwill.

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

No members of the Company’s board are independent nor were there any independent directors on the Company’s board during 2006.

Item 13. Exhibits.

No.	Title

2.1	Share Exchange Agreement by Paragon Financial Corporation and Shearson Home Loans, dated February 13, 2006 (14)
2.3	Purchase of Common Stock Agreement between the Registrant and Crusader Capital Partners, LLC, dated August 1, 2005. (16)
3.1	Articles of Incorporation of the Registrant (1)
3.2	Amendment to Articles of Incorporation of the Registrant (29)
2.3	Purchase and Sale of Capital Stock Agreement between the Registrant and Ocean West Holding Corporation, dated July 15, 2004. (4)
3.4	Bylaws of the Registrant (1)
4.3	Stock Subscription Agreement between the Registrant and Ocean West Corporation, dated July 1, 2004. (5)
4.4	Stock Subscription Agreement between the Registrant and Ocean West Corporation, dated August 1, 2004. (6)
4.5	Stock Subscription Agreement between the Registrant and Ocean West Corporation, dated September 1, 2004. (7)
4.6	Stock Subscription Cancellation Agreement between Registrant on Ocean West Holding Corporation, dated September 28, 2004, (12)
4.7	Stock Subscription Agreement between the Registrant and Ocean West Enterprise, dated September 28, 2004, (12)
5.0	Convertible Promissory Note between the Registrant and Club Vista Holdings Inc., dated July 31, 2004. (8)
5.1	Credit Facility Agreement Note between the Registrant and Club Vista Holdings Inc., dated September 21, 2004. (9)
5.2	Joint Venture Agreement between the Registrant and Club Vista Holdings Inc., dated September 14, 2004. (10)
5.3	Opinion of counsel for 2006 Compensation Plan, dated January 3, 2006 (15)
5.4	Joint Venture Operating Agreement between Registrant and Stinson Financial Group Inc., dated February 28, 2007. (18)
5.5	Rescission Agreement between Registrant and Real Properties Technologies, dated March 27, 2007. (26)
10.1	Common Stock Purchase Agreement dated February 20, 2002 between the Registrant and Consumer Capital Holdings, Inc. (2)
10.2	The Registrant’s 2002 Stock Incentive Plan (3)
10.3	Rescission and Settlement Agreement dated October 1, 2004, (13)
10.4	Promissory Note dated October 25, 2004, (13)
10.5	2006 Stock Compensation Plan, dated January 3, 2006 (15)
10.6	2005 Stock Compensation Plan, dated June 13, 2005. (17)
10.7	Share Exchange Agreement by and between Registrant and Continental Home Loans, Inc., dated June 6, 2006. (21)
10.8	Share Exchange Agreement by and between Registrant and Allstate Home Loans, Inc., dated July 29, 2006. (20)
10.9	Share Exchange Merger Agreement by and between Registrant and RPT Group Inc., dated June 5, 2006. (19)
10.10	Asset Purchase Agreement between Registrant and EHome Credit Corp, dated June 6, 2006. (21)
10.11	Amendment No 2 to Asset Purchase Agreement by and between Registrant and EHome Credit Corp, dated November 20, 2006 (28)
10.12	Employment Agreement between the Registrant and Michael Barron, dated May 1, 2006. (29)
10.13	Employment Agreement between the Registrant and Joseph Cosio-Barron, dated May 1, 2006. (29)
10.14	Employment Agreement between the Registrant and Theresa Carlise, dated October 1, 2006. (29)
10.15	Rescission Agreement between Registrant and Continental Home Loans, dated November 9, 2006. (22)

No.	Title

10.16	Rescission and Settlement Agreement between Registrant and Paragon Financial, dated May 5, 2006. (23)
10.19	Promissory Note between Registrant and Joseph Cosio-Barron, dated January 31, 2006 (29)
10.20	2007 Stock Compensation, dated February 12, 2007. (24)
10.21	Compensation Agreement dated February 12, 2007. (24)
10.22	Promissory Note Conversion Agreement by and between Registrant and LaJolla Cove Investors, dated January 29, 2007 (25)
16.2	Letter from Chavez and Koch, CPA’s, dated February 8, 2005 (11)
21.1	Subsidiaries. (27)
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form 10-SB dated May 8, 2001 and filed with the SEC on May 11, 2001.
(2)	Incorporated by reference to the exhibits to Registrant’s Report on Form 8-K dated March 4, 2002 and filed with the SEC on March 6, 2002.
(3)	Incorporated by reference to the exhibit to the Registrant’s Registration Statement on Form S-8 dated November 22, 2002 and filed with the SEC on November 23, 2001
(4)	Previously filed as an exhibit to Form 8-K, dated August 3, 2004
(5-10)	Previously filed as an exhibit to Form 10QSB for the period ended September 30, 2004.
(11)	Previously filed as an exhibit to Form 8-K, dated February 8, 2005.
(12)	Previously filed as an exhibit to Form 10QSB, for the period ended September 30, 2004
(13)	Previously filed as an exhibit to Form 10KSB, for the period ended December 31, 2004, dated April 15, 2005.
(14)	Previously filed as an exhibit to Form 8-K, dated February 13, 2006.
(15)	Previously filed as an exhibit to Form S-8, dated January 3, 2006.
(16)	Previously filed as an exhibit to Form 8-K, dated August 1, 2005.
(17)	Previously filed as an exhibit to Form S-8, dated June 13, 2005.
(18)	Previously filed as an exhibit to Form 8-K, dated March 09, 2007.
(19)	Previously filed as an exhibit to Form 8-K, dated March 09, 2007.
(20)	Previously filed as an exhibit to Form 8-K, dated July 29, 2006.
(21)	Previously filed as an exhibit to Form 8-K, dated June 6, 2006.
(22)	Previously filed as an exhibit to Form 8-K, dated November 9, 2006.
(23)	Previously filed as an exhibit to Form 8-K, dated May 5, 2006.
(24)	Previously filed as an exhibit to Form S-8, dated February 12, 2007.
(25)	Previously filed as an exhibit to Form 8-K, dated February 26, 2007.
(26)	Previously filed as an exhibit to Form 8-K, dated April 2, 2007.
(27)	Previously filed as an exhibit to Form 10KSB, dated April 10, 2007.
(28)	Previously filed as an exhibit to Form 10QSBA, dated May 29, 2007.
(29)	Previously filed as an exhibit to Form 10KSBA, dated May 31, 2007.

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

Shearson Financial Network, Inc.

By:	/s/ Michael A. Barron	August 24, 2007
Michael A. Barron, Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Theresa Carlise	August 24, 2007
Theresa Carlise, Chief Financial Officer,
(Principal Financial Officer)