Form 10QSB
period 2007-09-30
SHEARSON FINANCIAL NETWORK INC
filed 2007-11-19
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2007

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

4,689,988 shares of Common Stock outstanding as of September 30, 2007

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

SHEARSON FINANCIAL NETWORK, INC.
FORM 10-QSB
September 30, 2007

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)

Assets
Current assets:
Cash and cash equivalents	$(64,651)	$9,032
Loans available for sale	--	19,760,396
Loan sale receivable	1,115,328	--
Accounts receivable	1,281,847	1,587,419
Prepaid and other current assets	31,981	114,068
Total current assets	2,364,505	21,470,915
Property and equipment, net	995,433	1,417,227

Other assets:
Goodwill	6,709,937	6,709,937
Other assets, net	962,472	1,184,946
Total other assets	7,672,409	7,894,883
Total assets	$11,032,347	$30,783,025
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$918,482	$1,035,525
Bridge notes payable	1,046,612	1,200,000
Stock subscription payable	20,000	20,000
Interest payable	658,814	356,426
Notes payable	850,276	830,176
Notes payable – related party	102,010	227,009
Line of credit	--	19,426,568
Total current liabilities	3,596,194	23,095,704
Long-term liabilities:
Long term-debt, net of current portion	1,000,000	1,000,000
Total long-term liabilities	1,000,000	1,000,000
Total liabilities	4,596,194	24,095,704
Minority shareholder interest	140,293	253,430
Stockholders' equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 4,689,988 and 289,942,886 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	4,690	289,943
Preferred Stock, $0.01 par value, 15,000,000 shares authorized 10,500 shares issued and outstanding at September 30, 2007 and December 30, 2006, respectively	4,250,000	4,250,000
Additional paid-in capital	29,298,321	27,968,189
Accumulated deficit	(27,257,151)	(26,074,241)
Total stockholders' equity	6,295,860	6,433,891
Total liabilities and stockholders' equity	$11,032,347	$30,783,025

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues:
Loan origination and sale of mortgage loans	$1,128,069	$4,846,648	$3,932,105	$6,579,689

Cost of sales	5,155	1,619,603	479,688	2,158,545

Gross profit	1,122,914	3,227,046	3,452,,417	4,421,143

Expenses
Salary, wages and payroll taxes	225,724	1,078,193	1,439,829	2,645,382
Selling, general and administrative	168,443	919,484	885,205	1,476,421
Professional fees	95,300	1,603,217	543,747	3,248,703
Depreciation expense	142,768	153,676	421,794	461,028
Total expenses	632,235	3,754,570	3,290,576	7,831,533

Income (loss ) from operations	490,680	(527,524)	161,841	(3,410,390)

Other (expense) income
Interest expense	(116,676)	(86,922)	(284,156)	(184,855)
Debt discount expense	(83,029)	--	(248,175)	--
Forgiveness of debt	--	2,668,216	--	7,818,216
Loss on sale of mortgage loans	(939,055)	--	(925,556)	--
Total other (expense) income	(1,138,761)	2,581,293	(1,457,887)	7,633,361

Income (loss) before minority shareholder interest	(648,081)	2,053,769	(1,296,046)	4,222,971

Loss applicable to minority shareholder interest	75,743	134,943	113,118	134,943
Net income (loss) applicable to common shareholders	$(723,824)	$1,918,827	$(1,182,908)	$4,088,028
Net income (loss) per share, basic and diluted	$(0.30)	$0.02	$(0.49)	$0.04
Net loss per common share, applicable to common shareholders, basic and diluted	$(0.30)	$0.02	$(0.49)	$0.04
Weighted average number of common shares outstanding, basic and diluted	2,438,168	117,786,112	2,317,338	99,734,721

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006

Cash flows from operating activities:
Net (loss) income	$(1,182,908)	$4,088,028

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation	421,794	461,028
Stock based expenses	810,791	3,401,230
Forgiveness of debt	--	(7,818,216)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(809,757)	(753,915)
(Increase) decrease in mortgage loans held for sale	19,760,396	(31,295,926)
(Increase) decrease in loan receivable	--	(741,552)
(Increase) decrease in unamortized debt discount	82,087	72,933
(Increase) decrease in prepaid expenses	--	(60,485)
(Increase) decrease in goodwill	--	(5,259,600)
(Increase) decrease in other assets	222,474	(927,007)
Increase (decrease) in accounts payable and accrued expenses	117,044	(491,827)
Increase (decrease) in interest payable	302,388	167,126
(Increase) decrease in minority shareholder interest	(113,137)	223,976
Net cash provided by (used for) operating activities	19,611,172	(38,934,146)
Cash flows from investing activities:
Purchase of fixed assets	--	(415,675)
Net cash used in investing activities	--	(415,675)
Cash flows from financing activities:
Net (payments) advances on lines of credit	(19,426,568)	30,798,850
Proceeds from notes payable	--	1,402,010
Payments of notes payable	(258,287)	(475,000)
Issuance of stock for settlement of payable	--	409,890
Beneficial debt conversion feature	--	927,007
Increase in capital for Allstate acquisition	--	1,920,000
Exercise of warrant	--	(1,726)
Issuance of preferred stock	--	4,250,000
Issuance of stock for debt settlement	--	5,850
Issuance of common stock	--	202,568
Net cash (used for) provided by financing activities	(19,684,855)	39,479,999
Net increase in cash and cash equivalents	(73,683)	130,178
Cash and cash equivalents, beginning of period	9,032	21,401
Cash and cash equivalents, end of period	$(64,651)	$151,579
Supplemental disclosure of cash flow information
Interest paid	$114,061	$--

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2006 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2007

					Additional		Total Stockholders’
	Common Stock		Preferred Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2006 (1)	3,328,743	$3,329	10,500	$4,250,000	$28,258,632	$(26,074,241)	$6,433,890
Stock issued for services	394,601	395			516,744		517,138
Stock issued for debt	537,969	538			347,779		348,317
Stock issued for AP settlement	53,675	54			100,540		100,594
Stock issued for compensation	375,000	375			74,625		75,000
Net loss	--	--	--	--	--	(1,182,908)	(1,182,908)
Balance September 30, 2007	4,689,988	$765,942	10,500	$4,250,000	$29,298,320	$(27,257,149)	$6,292,031

(1)  On August 10, 2007, the Company’s Board of Directors approved a resolution to decrease the number of shares authorized from 1,000,000,000 to 300,000,000, and to split each 200 outstanding share of common stock into 1 shares of common stock.  This adjustment is retroactively reflected in the December 31, 2006 balance.

The accompanying notes are an integral part of these financial statements

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

(1)	Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Shearson Financial Network Inc. (the "Company"), as of September 30, 2007, and the results of its operations and cash flows for the nine-month period ended September 30, 2007 and 2006. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company's Form 10-KSB registration report for the period ending December 31, 2006 filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company has shown a profit for the year ended December 31, 2006 of $2.8 million, the Company has suffered recurring losses from operations and has an accumulated deficit of $29,298,320 as of September 30, 2007, which raises substantial doubt about the Company's ability to continue as a going concern.

Management currently believes that cash flows from operations are sufficient to meet the Companys current liquidity and capital needs through fiscal 2007 however, management may seek equity funding from the public capital markets.  However we are currently exploring possible other liquidity sources. The Company has expanded its loan servicing operations and has contracted with several mortgage pool owners to service pools of loans. This provides additional sources of revenue to the Company. Future offerings are probable in order to fund the acquisition growth by the Company.

(2)	Principles of Consolidation:

The consolidated financial statements include the accounts of Shearson Financial Network, the accounts of Shearson Home Loans and Allstate Home Loans, Inc, of which the Company, on July 29, 2006, acquired 85% of the outstanding common stock through a stock exchange.  The minority shareholder interest of 15% of Allstate Home Loans amounts to $113,138 which is reflected on the accompanying consolidated balance sheet.  All significant inter-company accounts and transactions have been eliminated.

(3)	Earnings per Share

Earnings per share have been calculated based upon the weighted average number of common shares outstanding during both reporting periods.

(4)	Stock Issued for Services:

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter party’s performance is complete or the date on which it is probable that performance will occur. For the nine months ended September 30, 2007, the amounts that have been charged against income for those services were approximately $810,791.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

(5)	Promissory Note Conversion Agreement

On January 29, 2007, the Company entered into a Promissory Note Conversion Agreement in the amount of $141,780 with La Jolla Cove Investors, Inc., (“LJCI”). The parties have no material relationship with the Company or its affiliates other than in respect to the material definitive agreement.  Each of LJCI and Shearson agree that each Promissory Note shall be converted or exchanged (each, a “Conversion”), in whole, up to the full principal balance thereof, into shares of the common stock of Shearson (the “Shearson Common Stock”) (calculated as to each such conversion to the nearest 1/100th of a share), within 60 days from the date of LJCI’s purchase of the Promissory Note. The number of shares of Shearson Common Stock into which the Promissory Notes may be converted is equal to the dollar amount of the Promissory Note being converted divided by the Conversion Price. The Conversion Price shall be equal to 82% of the average of the volume weighted average price of the shares of the Shearson Common Stock during the five trading days prior to LJCI’s election to convert. The Conversion Notice shall constitute a contract between LJCI and Shearson, whereby LJCI shall be deemed to subscribe for the number of shares of Shearson Common Stock which it will be entitled to receive upon such Conversion and, in payment and satisfaction of such subscription, to surrender the Promissory Note and to release Shearson from all liability thereon (except if and to the extent that any principal amount of the Promissory Note remains unconverted).  As of September 30, 2007, 507,969 shares were converted for a value of $328,838.

(6)	Convertible Debenture:

On September 30, 2006, we entered into a Securities Purchase Agreement with AJW Partners, LLC ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners, LLC ("Qualified") and New Millennium Capital Partners, II, LLC ("Millennium") for the sale of (i) $1,500,000 in secured convertible notes and (ii) warrants to purchase 30,000,000 shares of the Company's common stock. Partners, Offshore, Qualified and Millennium are collectively referred to as the "Purchasers".The Purchasers are obligated to provide the Company with the funds as follows:$500,000 was disbursed at closing; $500,000 was disbursed, within five days of filing a registration statement covering the number of shares of common stock underlying the secured convertible notes and the warrants; and $500,000 will be disbursed within five days of the effectiveness of the registration statement subject to the terms and conditions of the Securities Purchase Agreement.The proceeds of the offering have been and will be used for general corporate purposes and working capital.

The secured convertible notes bear interest at 6%, unless our common stock is greater than $0.025 per share for each trading day of a month, in which event no interest is payable during such month.  The Company begins to accrue interest on the notes on the date that the Company receives the proceeds for such note.  As of September 30, 2007, the Company has accrued interest of $152,877, accrued from the dates of the respective disbursements of June 30, 2006 and July 24, 2006.  As of September 30, 2007, the Company has not made any interest payments (either in stock or in cash, on the notes.   The secured convertible notes mature three years from the date of issuance, and are convertible into our common stock, at the Purchasers' option, at a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. Any amount of principal or interest, which is not paid when due shall bear interest at a rate of 15% per annum from the due date until it is paid (the “Default Interest Rate”)

The full principal amounts of the secured convertible notes are due upon a default under the terms of secured convertible notes. In addition, we granted the Purchasers a security interest in substantially all of our assets. Pursuant to an amendment to the registration rights agreement, dated July 19, 2006, between us and the selling shareholders, we are required to file a registration statement with the Securities and Exchange Commission within 30 days of closing, which will include 100% of the common stock underlying the secured convertible notes. If the registration statement is not declared effective within 165 days from the date of closing, an event of default shall have occurred. On November 18, 2006, the registration statement had not become effective, which created an event of default.  The default interest rate charged on the outstanding balance is 15%.  The Company continues its efforts towards the registration becoming effective.

The Company has determined the Notes contains a beneficial conversion feature and qualifies for treatment under Emerging Issue Task Force No. 00-27.  The estimated fair value of the detachable warrants of $421,166 has been determined using Black-Scholes option pricing model using the following assumptions: stock price volatility ranging from 340% to 343%, risk free interest rate of 5.15%; dividend yield of 0% and 3 year term.  The face amount of the Notes of $1,000,000 was proportionately allocated to the Notes and the warrants in the amount of $704,162 and $295,838, respectively.  The Notes’ proportionate allocated value of $704,162 was then further allocated between the Notes and the beneficial conversion feature, which the entire remaining value of $704,162 was allocated to the beneficial conversion feature.  The combined total value of the warrant and beneficial conversion feature of $1,000,000 has been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the Notes.  For the nine months ended September 30, 2007, the Company amortized a total of $248,175.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

(7)	Warehouse Line of Credit:

The mortgage banking industry has undergone a severe restriction of its credit facilities available to mortgage bankers due to the collapse of the sub-prime loan market. Financial institutions, such as warehouse lenders, have responded by raising the capital costs necessary to bank a loan in their facility. These increases make the costs of banking a loan substantially more expensive and has an adverse affect on the Company's liquidity.

On February 2, 2007 Allstate Funding ceased its use of the warehouse credit facility provided by RFC. This decision was made due to the increasing fees and charges RFC was imposing on active sub-prime loans on the credit line and a declining secondary purchase market for those loans. Allstate elected to terminate its wholesale banking business and focus on retail loan brokerage origination. This operational change due to the industry colapse of sub-prime lending, eliminated the need for a warehouse credit facility. Allstate then focused on the reduction of loans on the RFC line by re-financing those loans via brokerage or outright sale to other sources. As of September 30, 2007 the credit facility with RFC had been eliminated.

On August 1, 2007 Warehouse One noticed Allstate Funding that it would be discontinuing its warehouse banking business and all loans on its line of credit needed to be sold by August 31, 2007. Allstate began to liquidate the line and as of September 30, 2007 the remaining balance on the line was $0.

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

(9)	Business Consolidation:

SHEARSON FINANCIAL NETWORK
SEPTEMBER 30, 2007

	Shearson	Shearson
	Home Loans	Financial	Consolidated
Assets
Current assets:
Cash and cash equivalents	$(64,651)	$-	$(64,651)
Mortgage loans held for sale	-	-	-
Accounts receivable and receivables from loans sold, net	2,397,176	-	2,397,176
Due to from parent/subsidiary	-	-	-
Prepaid and other current assets	31,981	25,701	57,681
Total current assets	2,364,505	25,701	2,390,206

Property and equipment, net	583,760	411,673	995,433

Other assets:
Goodwill	-	6,709,937	6,709,937
Other assets	4,207,660	936,771	5,144,431
Total other assets	4,207,660	7,646,708	11,854,368

Total assets	$7,155,925	$8,084,082	$15,240,007

Liabilities and Stockholders' Equity

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$389,288	$529,194	$918,482
Due to from parent/subsidiary	-	-	-
Stock subscription payable	-	4,227,660	4,227,660
Bridge notes payable	-	1,046,612	1,046,612
Accrued interest payable	248,784	410,030	658,814
Notes payable	73,181	777,096	850,276
Notes payable - related party	-	102,010	102,010
Line of credit	-	-	-
Total current liabilities	711,253	7,092,601	7,803,854

Long term liabilities
Long term debt, net of current portion	-	1,000,000	1,000,000
Total long term liabilities	-	1,000,000	1,000,000

Total liabilities	711,253	8,092,601	8,803,854

Minority shareholder interest	140,293	-	140,293

Stockholders' equity:
Common stock, $0.001 par, 500,000,000 authorized 290,287,210 issued and outstanding	-	4,690	4,690
Preferred Stock, $0.01 par, 15,000,000 authorized 10,500 issued and outstanding	-	4,250,000	4,250,000
Additional paid-in capital	-	29,298,321	29,298,321
Accumulated earnings (deficit)	6,304,379	(33,561,530)	(27,257,150)
Total stockholders' equity	6,304,379	(8,519)	6,295,860

Total liabiltiies and stockholders' equity	$7,155,925	$8,084,082	$15,240,007

(9)	Business Consolidation (Continued)

SHEARSON FINANCIAL NETWORK
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	Shearson	Shearson
	Home Loans	Financial	Consolidated
Revenues:
Loan origination and sale of mortgage loans	$3,932,105	$-	$3,932,105

Cost of Sales	479,688	-	479,688

Gross Profit	3,452,417	-	3,452,417

Expenses:
Salary & payroll taxes	770,543	669,286	1,439,829
Professional fees	82,218	461,529	543,747
Selling, general and administrative	582,643	302,562	885,205
Depreciation expense	249,335	172,460	421,794
Total expenses	1,684,739	1,605,836	3,290,576

Income (loss) from operations	1,767,677	(1,605,836)	161,841

Other (expense) income
Interest expense	(11,858)	(272,299)	(284,156)
Gain or loss asset disposition	(925,556)		(925,556)
Other expense	-	-	-
Debt discount expense	-	(248,175)	(248,175)
Total other (expense) income	(937,413)	(520,474)	(1,457,887)

Income (loss) before minority shareholder interest	830,264	(2,126,310)	(1,296,046)

Loss applicable to minority shareholder interest	(113,138)	-	(113,138)

Net income (loss)	$943,402	$(2,126,310)	$(1,182,908)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
•	Our losses from period to period;

•	Our former dependence on the warehouse lines of credit which the Company has eliminated;

•	Our need for additional funding sources so that our ability to originate and fund loans is not impaired and

•	Our ability to compete with banks and other mortgage lenders that are significantly larger.

Overview

Shearson Financial Network, Inc., (The "Company") is a direct-to-consumer mortgage broker with revenues derived primarily from origination commissions earned on the closing of first and second mortgages on single-family residences ("mortgage loans" and "home equity loans"). The Company has acquired and intends to acquire other businesses in the direct-to consumer mortgage brokerage business and may acquire other businesses that are outside the direct-to-consumer mortgage brokerage business. The Company believes it has the infrastructure, systems, direct marketing call center support and operational management necessary to properly integrate more acquisitions in order to establish and support a national network.  The Company has also recently expanded its loan servicing operations and has contracted with several mortgage pool owners to service those pools of loans. This provides additional sources of revenue to the Company.

Recently, the mortgage banking industry has undergone a severe restriction of its credit facilities available to mortgage bankers due to the collapse of the sub-prime loan market. Financial institutions, such as warehouse lenders, have responded by raising the capital costs necessary to bank a loan in their facility. These increases make the costs of banking a loan substantially more expensive and has an adverse affect on the Company’s liquidity. Additionally, many loan products carry an additional risk of not being purchased at a profit during the current market conditions as investors remain nervous. Loans which we may bank and which may subsequently not be sold at par plus a margin represent a substantial risk to our liquidity. The Company has therefore eliminated all mortgage banking activities and no longer supports a wholesale or retail mortgage banking operation. All other loans originated by the Company are brokered to our over 100 correspondents which reduces risk on sale, but also improves our liquidity.

Results of Operations

Three Months Ended September 30, 2007 as Compared to the Three Months Ended September 30, 2006

Net revenues from origination and/or sale of loans decreased 76.7% or $3.7 million to $1.1 million for the quarter ended September 30, 2007 from $4.8 million for the quarter ended September 30, 2006.  The decrease is due to the elimination of the wholesale and mortgage banking revenue.

Total operating expenses decreased $3.1 million or 83% to $632,000 for the quarter ended September 30, 2007, from $3,755,000 for the quarter ended September 30, 2006.  The decrease is related to a reduction in professional fees of $1.5 million, decrease in wages of $852,000, and a decrease in depreciation of $24,597 or 16%, and an decrease in SGA of $751,000.  The decrease in expenses is attributable to the elimination of personnel and operational overhead associated with the previous mortgage banking and wholesale lending divisions, which were eliminated.

Income from operations increased $1 million, to $491,000 for the quarter ended September 30, 2007 as compared to a loss from operations of  $528,000 for the quarter ended September 30, 2006.  The increase is attributable to the decrease in revenues, offset by an additional $1 million decrease in expenses.

Interest expense increased $30,000or 34.2% for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006.  The increase is related to the increase in long-term convertible notes of $1,000,000.  Debt discount expense increased $83,029, related to the beneficial debt conversion of the long-term note.  The loss applicable to the minority shareholder interest of $75,743, represents the 15% of the loss not attributable to the Company from its 85% interest in Allstate Home Loans, Inc.  Loss from sale of mortgage loans was approximately $939,000 for the quarter ended September 30, 2007, as compared to $0 for the quarter ended September 30, 2006.  The loss is attributable to the reduction in market interest to purchase mortgage loans on the secondary market for a profit caused by the sub-prime industry collapse.

We had net loss of $724,000 for the quarter ended September 30, 2007 as compared to net income of $1.9 million for the same quarter of 2006.  For the quarter ended September 30, 2007, the Company generated income from operations of $491,000 offset by interest expense, debt discount expense and loss from the sale of mortgages of $1.1 million adjusted by the loss attributable to Allstate Home Loans or minority shareholder interest of $75,743. For the quarter ended September 30, 2006, the Company recorded forgiveness of debt of $2.6 million offset by a loss from operations of $528,000 and interest expense of $87,000.

Nine Months Ended September 30, 2007 as Compared to the Nine Months Ended September 30, 2006

Net revenues from origination and/or sale of loans decreased 40.2% or $2.6 million to $3.9 million for the nine months ended September 30, 2007 from $6.6 million for the nine months ended September 30, 2006.  The decrease in revenues can be attributed to the elimination of the wholesale and mortgage banking revenue.

Total operating expenses decreased $4.5 million or 58.1% to $3.3 million for the nine months ended September 30, 2007 as compared to $7.8 million for the nine months ended September 30, 2006.  The decrease is related to a reduction in wages of $1.2 million  or 45.6%, a decrease in professional fees of $2.7 million or 83.3% and a decrease in depreciation of $39,234 or 8.5%, decrease in SGA of $602,000 or 40.7%.  The decrease is attributable to the elimination of the personnel and operational overhead associated with the previous mortgage banking and wholesale lending divisions, which were eliminated.

Income from operations increased $3.6 million or 105%, to a income of operations of $172,000 for the nine months ended September 30, 2007 as compared to a loss from operations of  $3.4 million for the nine months ended September 30, 2006.  The increase is attributable to the decrease in revenues offset by a larger decrease in expenses.

Interest expense increased 185,000 or 53.7% for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.  The increase is related to the increase in long-term convertible debt of $1,000,000.  Debt discount expense increased $248,175, related to the beneficial debt conversion of the long term debt.  The loss applicable to the minority shareholder interest of $113,138, represents the 15% of the loss not attributable to the Company from its 85% interest in Allstate Home Loans, Inc.

We had a net loss of $1.2 million for the nine months ended September 30, 2007 as compared to net income of $4.0 million for the nine months ended September 30, 2006.  For the nine months ended September 30, 2007, the Company generated income from operations of $172,000, interest expense of 248,156, debt discount expense of 248,175 and loss due to sale of mortgage loans of $926,000 adjusted by the loss attributable to Allstate Home Loans or minority shareholder interest of $113,138. For the nine months ended September 30, 2006, the Company recorded forgiveness of debt of $7.8 million offset by a loss from operations of $3.4 million and interest expense of $185,000.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.  Recently, the mortgage banking industry has undergone a severe restriction of its credit facilities available to mortgage bankers due to the collapse of the sub-prime loan market. Financial institutions, such as warehouse lenders, have responded by raising the capital costs necessary to bank a loan in their facility. These increases make the costs of banking a loan substantially more expensive and has an adverse affect on the Company’s liquidity. Additionally, many loan products carry an additional risk of not being purchased at a profit during the current market conditions as investors remain nervous. Loans which we may bank and which may subsequently not be sold at par plus a margin represent a substantial risk to our liquidity. The Company has therefore restricted its mortgage banking activities and only intends to bank loans for which it has firm purchase commitments. Further, we are only using warehouse credit lines which allow the Company to fund at 100% of the loan amount advanced. All other loans originated by the Company are brokered to our over 100 correspondents which reduces risk on sale, but also improves our liquidity. The Company has therefore eliminated all mortgage banking activities and no longer supports a wholesale or retail mortgage banking operation.. All other loans originated by the Company are brokered to our over 100 correspondents which reduces risk on sale, but also improves our liquidity.

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

Our ability to bank and purchase mortgage loans has depended on our ability to secure warehouse lines of credit with acceptable terms. We have eliminated any new mortgage banking activity and no longer bank any of our loans on warehouse banking credit line. This reduces our liquidity requirements substantially as the Company no longer needs to advance brokerage commissions and expenses ahead of our receipt of funds from the lenders at loan closing.

We have a warehouse loan agreement with Warehouse One which provides a warehouse credit facility of up to $10 million. On August 1st 2007, the Company was informed that Warehouse One was ceasing operations and would no longer accept loans. Shearson Home loans was instructed by Warehouse One to liquidate its remaining loans on the credit facility as soon as possible. As of September 30, 2007, the balance on this facility was $0.

Allstate Home Loans, Inc., which the Company acquired 85% of the outstanding stock on July 29, 2006, has a line of credit with Residential Funding Corporation, (“RFC”).  The RFC line of credit is a $30 million facility, charges interest averaging between 6.5% and 8.5% and is personally guaranteed by Greg Shanberg, former President of Allstate Home Loans and Shearson Financial Network, Inc..  The facility contains restrictive covenants of which tangible net worth must be greater than $4,000,000, debt leverage ratio must not exceed 15:1 and which cash must not be less than $800,000.  Allstate Home Loans, Inc. currently does not meet cash requirements and was not current with its interest payments which resulted in an event of default.  The facilities are collateralized by the related mortgage loans receivable.  At September 30, 2007, the outstanding balance was $0.

Historically we have funded operations through a combination of borrowings and issuance of stock. We currently intend to retain our earnings for the foreseeable future to help increase our liquidity.   Management continues to explore investment alternatives to aid in its liquidity, but there can be no reliance made on such.

Management currently believes that cash flows from operations should be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2007 however, if they are not, management will seek equity funding from the public capital markets.  The company has no plans to raise additional capital through the capital markets at this time..

Cash Flows

During the first nine months of fiscal 2007 and 2006 we had net cash provided by (used for) operating activities of $19,611,172 and ($38,934,146), respectively.  The primary sources of net cash provided by was a decrease in mortgage loans held for sale of $19.8 million, increase in receivables of $810,000, increase in accounts payable of $117,000, stock based expenses of $811,000,  increase in interest payable of $302,000, decrease in minority shareholder interest of $113,000, depreciation of $422,000 decrease in other assets of $223,000, offset by the net loss of $1,183,000 for the nine month period ending September 30, 2007.  The primary sources of net cash used in operating activities was stock based expenses of $3.4 million, forgiveness of debt of $7.8 million, debt discount expense of $73,000, increase in accounts receivable of $754,000, increase of mortgage loans held for sale of $31.3 million, increase in loan receivable of $742,000, increase in other assets due to the unamortized debt discount of $927,000, increase in prepaid expenses of $60,000, increase in goodwill of $5.3 million, decrease in accounts payable of $492,000, increase in minority shareholder interest of $224,000 and an increase in interest payable of $167,000.

Net cash used for investing activities during the first nine months of fiscal 2007 and 2006 was $0 and $416,000, respectively.

Net cash used for financing activities for the nine months ended September 30, 2007 was $19.7 million. This consisted primarily of net payments under the warehouse lines of credit of $19.4 million and payments of notes payable of $258,000. Net cash provided by financing activities for the nine months ended September 30, 2006 was $7.9 million. This consisted of $31.5 million on advances from lines of credit, proceeds related to related notes payable of $40,550, proceeds of notes payable of $1.4 million, payments of notes payable of $475,000, issuance of stock for settlement of payable of $409,890, increase in capital for Allstate acquisition of $1.9 million, exercise of warrant for $1,726, issuance of stock for debt settlement of $5,850, issuance of common stock for $202,568 and issuance of preferred stock of $4.3 million.

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

Christopher Fontenot vs. Ocean West Enterprises, Inc. and Consumer Direct of America. This is an action seeking damages due to failure to pay wages and wrongful termination.  The judgment in the amount of $707,923 and was served on August 7, 2007. The plaintiff was never employed by Consumer Direct of America the co-defendant. The primary defense contention of the co-defendant is that it never employed the plaintiff, it therefore cannot be liable as a successor in interest to Ocean West Enterprises, A Notice of Appeal, was filed in October of 2007.

Residential Funding Services vs Shearson Financial Network, Inc., et al  This is an action by Residential Funding Services (RFC) against Shearson Financial Network, Inc., et al (“Defendants”) as guarantors on the warehouse credit facility between Allstate Funding and RFC. The issue involves a claim by RFC for monies owed from the liquidation of Allstate’s collateral on the warehouse credit line. RFC is seeking to collect the claimed deficiency from the credit line guarantors, Allstate Funding, Gregg Shanberg, and Shearson Financial Network, Inc. et al. Defendants claim RFC’s administration of the liquidation was reckless and improper. The matter is on the court calendar for a trial on or about June 2008 and a settlement conference has been scheduled for November 28, 2008.

Countrywide vs. Allstate Funding. This is an action by Countrywide against Allstate Funding and Shearson Financial Network, Inc. as the guarantor. This case is strictly the responsibility of Allstate Funding which has ceased it's operations. The claim is for an amount equal to $600,000.00 and Shearson Financial Network will look to the court to be dismissed as a party. The parties have been served and the court at this time  has not set a trial date.

The above entitled cases have all been filed attributed to entities or business interests that SFN has acquired in the past. The plaintiffs have elected to name SFN who merely inherited the ongoing concerns.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2007, the Company issued shares of its common stock to the following:

•	394,601 shares issued to individuals for legal and consulting services with a total value of $516,744.

•	537,969 shares issued an individual and an investment company for settlement of debt with a total value of $347,779.

•	53,675 shares issued to an various individuals as settlement of accounts payable with a total value of $100,540.

•	375,000 shares issued to an various employees as compensation with a total value of $74,625.

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

SHEARSON FINANCIAL NETWORK, INC.

Date: November 19, 2007
	By:	/s/ Michael A. Barron
Michael A. Barron
Chief Executive Officer

Date: November 19, 2007
	By:	/s/ Lee Shorey
Lee Shorey
Chief Financial Officer (Principal Accounting Officer)