Form 10KSB
period 2007-12-31
SHEARSON FINANCIAL NETWORK INC
filed 2009-02-25
CIK 1138173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number
000-32745

SHEARSON FINANCIAL NETWORK, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	88-0471353
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

129 Great Circle Drive, Mill Valley, CA  94941
(Address of Principal Executive Offices including Zip Code)

(415) 388-1500
(Registrant's Telephone Number, Including Area Code)

Copies to:
Stephen M. Fleming, Esq.
Law Offices of Stephen M. Fleming PLLC
110 Wall Street, 11th Floor
New York, New York  10005
Telephone: (516) 833-5034
Fax: (516) 977-1209

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

Issuer’s revenue as of December 31, 2007 approximately $2,953,706

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐      No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐      No ☒

Aggregate market value of Common Stock held by shareholders based on the closing price of the registrant's Common Stock on the Pinksheets on January 23, 2009 was $8,416.

Number of outstanding shares of common stock as of January 23, 2009 was 42,079,599.

Documents Incorporated by Reference:  None.

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

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934.  The mortgage banking industry is continually vulnerable to current events that occur in the financial services industry. These events include the current subprime market changes in economic indicators, government regulation, interest rates, price competition, geographic shifts, disposable income, housing prices, market liquidity, market anticipation, and customer perception, as well as others. The factors that affect the industry change rapidly and can be unforeseeable.

Explanatory Note

In some instances we have attempted to provide information as of a date more current than December 31, 2007. The mortgage market has continued to deteriorate significantly since December 31, 2007 and we have not yet completed the analyses and processes required for the preparation of our quarterly reports on Form 10-Q for the periods ended March 31, 2008, June 30, 2008 or September 30, 2008.

Item 1.	Description of Business

Overview

Shearson Financial Network, Inc. (the “Company” or the “Registrant”), formerly known as Blue Star Coffee, Inc. and Consumer Direct of America, (“CDA”) is a Nevada corporation formed in July 2000 to sell specialty coffee beans, brewed coffee and espresso-based beverages through company-owned and franchised retail locations.  In February 2002, Blue Star, which was then in the development stage, acquired all of the outstanding stock of Consumer Capital Holdings, Inc. and Consumer Capital Holdings became a wholly owned subsidiary of Blue Star.  After its acquisition of Consumer Capital Holdings, Blue Star changed its name to Consumer Direct of America.  On May 1, 2006, the Company changed its name to Shearson Financial Network, Inc., (“SFN”).  The Company is a direct-to-consumer mortgage broker and banker with revenues derived primarily from origination commissions earned on the closing of first and second mortgages on single-family residences (“mortgage loans” and “home equity loans”).  The Company’s wholly owned subsidiary, Shearson Home Loans, formerly known as Consumer Direct Lending Inc. ("CDL") is a Nevada corporation formed in October 2001 to originate retail mortgages and to provide mortgage banking services. The board of directors of CDL approved to change the name of the Company from Consumer Direct Lending, Inc. to Shearson Home Loans on June 22, 2005.   As of December 31, 2007, the Company has recorded total assets of $4,016 and stockholders’ equity of $(38,015,269).

During 2007, significant disruptions occurred in the U.S. mortgage market and the global capital markets, both of which we have historically relied upon to finance our mortgage production and operations.  The severity of the economic issues in the United States and global markets was further exacerbated in 2008. The combination of a weakening housing market and concern over certain industry-wide product offerings negatively impacted the expectations of future performance and the value investors assign to mortgage loans and securities.

Mortgage lenders responded by adjusting their loan programs and underwriting standards, which had the effect of reducing the availability of mortgage credit to borrowers. These developments, among other things, further weakened the housing market and affected mortgage loan performance and have substantially curtailed our ability to originate loans.

History

As further described below, the Company filed a voluntary petition; case number  08-16-350, for reorganization relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada.   The Company is currently operating as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On February 20, 2002, the Registrant acquired Consumer Capital Holding, Inc., (“CCHI”) a Nevada corporation through a stock exchange affected pursuant to an Acquisition Agreement dated February 20, 2002 (the “CCHI Agreement”).  Pursuant to the CCHI Agreement the stockholders of CCHI transferred to the Registrant all of the issued and outstanding shares of capital stock of CCHI and the Registrant issued to the stockholder of CCHI an aggregate of 1,047,900 post split shares of the common, par value  $0.02, per share, of the Registrant.  The amount of consideration was determined by arms length negotiations between the Registrant and the stockholders of CCHI.

On June 6, 2002, the Company acquired Lending Servicing Corporation dba Las Vegas Mortgage (“LSC”) a Nevada corporation through a stock exchange and cash effected pursuant to an Acquisition Agreement dated June 6, 2002 (the “LSC Agreement”).  Pursuant to the LSC Agreement the stockholders of LSC transferred to the Registrant all of the issued and outstanding shares of capital stock of LSC and the Registrant issued to the stockholder of LSC an aggregate of 120,000 post split shares of the common stock par value  $0.02, per share, of the Registrant and $100,000 in cash.  The amount of consideration was determined by arms length negotiations between the Registrant and the stockholders of LSC.

On November 20, 2003, the Company acquired Pro Mortgage Corp. (“PRO” or “Pro Mortgage”), a California corporation through a stock exchange affected pursuant to an Acquisition Agreement dated November 20, 2003 (the “Pro Agreement”).  Pursuant to the Pro Agreement, the two stockholders of PRO transferred to the Registrant all of the issued and outstanding shares of capital stock of PRO and the Registrant issued to the two stockholders of PRO an aggregate of 150,000 post split shares of the common stock, par value $0.02, per share, of the Registrant, PRO has conducted its mortgage brokerage finance business under the name PRO Mortgage. The amount of the considerations was determined by arms-length negotiations between the Registrant and the stockholders of PRO.

On October 1, 2004, the Company rescinded its acquisition agreement with Pro Mortgage Corporation.  On November 20, 2003 the Company and Pro Mortgage entered into an acquisition agreement, whereby Pro Mortgage and the Company agreed to exchange 1,000 shares of Pro Mortgage capital stock, representing 100% of the issued and outstanding capital stock of Pro Mortgage, in exchange for 3,000,000 shares of the Company’s capital stock, (the “Exchange”).  The Exchange was never duly authorized and approved by the parties thereto, and each of the parties hereto desires to rescind the exchange.  In connection with such rescission the Company transferred and assigned its shares of the Pro Mortgage capital stock to the Pro Mortgage shareholders and the Pro Mortgage shareholders transferred back its shares of the common stock of the Company.  The Company viewed this rescission as nullification and accordingly has not included any operating activities related to PRO in the Company’s consolidated financial statements.

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

On February 7, 2006, the Company agreed to sell Shearson Home Loans, Inc., a Nevada Corporation ("SHL"), and wholly owned subsidiary of Shearson Financial Network, Inc., Inc. ("CDA"), to Paragon Financial Corporation (PGNF), pursuant to the terms and conditions of a Share Exchange Agreement dated February 7, 2006 (the "SHL Exchange Agreement") among CDA, SHL and PGNF. Pursuant to the SHL Exchange Agreement, PGNF acquired all of the common stock of SHL for 149,558,791 shares of PGNF common stock and 79 shares of PGNF Series F Preferred Stock (convertible into 443,217,018 shares of PGNF Common Stock), valued at approximately $16,000,000. Each share of the Series F Preferred Stock automatically converts into 5,610,342 shares of PGNF common stock upon the filing of an amendment to PGNF articles. Immediately prior to entering into the Exchange Agreement, PGNF had 119,566,360 shares of PGNF common stock outstanding. In addition, PGNF had outstanding warrants to purchase 18,531,592 shares of PGNF common stock and outstanding debt convertible into 4,846,000 shares of PGNF common stock arriving at an exchange ratio of 4 to 1.

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

On June 5, 2006, we agreed to acquire all of the issued and outstanding shares of common stock of Real Property Technologies ("RPT"), a New York corporation ("RPT"), from its shareholders ("shareholders"), pursuant to the terms and conditions of a Share Exchange Agreement (the "RPT Exchange Agreement") among Shareholders, RPT and us. Pursuant to the RPT Exchange Agreement, we exchanged 100,000 shares of our Series A-1 Convertible Preferred Stock valued at approximately $40,000,000. Each share of the Series A-1 Convertible Preferred Stock has a stated value of four hundred dollars ($400.00). The acquisition of RPT diversifies our mortgage operations and our mortgage banking capability via its extensive database of real property information.  RPT is a leading real estate information company with headquarters in New York.  We had planned to integrate RPT into Shearson Financial Network and operate RPT as a separate data network as the database has numerous marketing advantages for our mortgage operations.

On March 27, 2007, the Company rescinded its agreement with RPT.  The parties believed that the Exchange was not as beneficial as anticipated to both parties, and desire to rescind said agreement effective December 31, 2006. The parties shall remain in the same position as that they were prior to the execution of the Exchange Agreement.

On June 9, 2006, we agreed to acquire certain assets and defined liabilities of eHome CreditCorp. (“EHC”), a New York corporation, from its shareholders (“EHC shareholders”), pursuant to the terms and conditions of an Asset Purchase Agreement (the “EHC Agreement”) among the Shareholders, EHC and us. Pursuant to the EHC Agreement, we exchanged 7,500 shares of our Series A-1 Preferred Stock valued at approximately $3,000,000. Each share of the Series A-1 Preferred Stock has a stated value of four hundred dollars ($400.00).   The shares contained a convertible feature to exchange into shares of the company’s common stock at a price of $0.025 or 120,000,000 pre-split shares. Reflecting the exchange of shares of 1:2 and 200:1, the amount of shares, post split was 1,200,000 shares.,  Net assets and liabilities of $485,876 were acquired and $2,514,124 in goodwill, for the total consideration of $3,000,000 in convertible preferred shares of the Company’s stock

On June 6 2006, we agreed to acquire all of the issued and outstanding shares of common stock of Continental Home Loans Inc. (“CHL”), a New York corporation (“CHL”), from its shareholders (“CHL shareholders”), pursuant to the terms and conditions of a Share Exchange Agreement (the “CHL Exchange Agreement”) among CHL Shareholders, CHL and us. Pursuant to the CHL Exchange Agreement, we exchanged shares of our Common Stock, valued at approximately $2,560,000 plus notes payable from the selling shareholders in the amount of $640,000.

On November 16, 2006, the Company rescinded its acquisition agreement with Continental Home Loans, Inc., (“CHL”) effective November 9, 2006.  The CHL Exchange was never duly authorized and approved by the parties thereto, and consequently each of the parties hereto agreed to rescind the exchange. In connection with such rescission the Company is released from any and all obligations. The Company views this rescission as nullification and accordingly has not included any operating activities related to CHL in the Company’s consolidated financial statements.

On July 29, 2006, the Company entered into a Share Exchange Agreement and Plan of Reorganization Agreement (the “Allstate Agreement”) with Allstate Home Loans Inc. (“Allstate”), and the sole shareholder of all of the issued and outstanding shares of Allstate (the “Allstate Shareholder”).  Pursuant to the Agreement, which closed on July 29, 2006, the Company has purchased from Allstate’s sole shareholder 850 shares of Allstate’s issued and outstanding shares of common stock.  As of July 29, 2006, Allstate had 1,000 shares common stock that are issued and outstanding.

Pursuant to the Allstate Agreement, the Company issued the Allstate Shareholder $2,000,000 worth of the Company’s common stock at a price of $0.025 per share and as a result; the Company issued the Allstate Shareholder 80,000,000 shares of its common stock, the then share equivalent, on July 29, 2006. After an exchange of shares of 1:2 and 200:1, the amount of shares, post split is 800,000 shares.  Also pursuant to the Allstate Agreement, the Company assumed an amount of  50% of the debt owed to the Allstate Shareholder which was $1.25 million dollars, as part of the consideration. Pursuant to the Allstate Agreement, the Company, immediately converted said debt after the July 29, 2006 (the “Closing”) , to three thousand (3,000) shares of Series A-1 Convertible Preferred Stock of the Company with a value of $400.00 per share. Said shares have a liquidation preference such that upon the investment funding in an amount in excess of $10,000,000 by an investment company into the Company, holder may require the Company to liquidate the Series A-1 Convertible Preferred Stock into $1.25 million dollars in cash from the proceeds from said funding. In the event the Company does not secure an investment by an investment company within six months from the Closing, then the holders will have the right to convert the Series A-1 Convertible Preferred Shares into common stock at the conversion price of $0.025 per share for a total of 48 million shares, pre-split. Reflecting the exchange of shares of 1:2 and 200:1, the amount of shares, post split is 480,000 shares.  For the total consideration of $4,250,000, net assets and liabilities of $516,136 were acquired and $2,733,864 in goodwill was recorded.

Recent Events

In November 2007, the Company’s Chief Financial Officer, Theresa Carlise, resigned.

On March 27, 2008, the Company announced the retention of Harry R. Kraatz, a crisis management and turnaround manager with experience in the mortgage industry, as Chief Restructuring Officer to assist in restructuring  the Company’s balance sheet, reducing costs, and implementing a revised strategy for the Company with the goal of proposing, executing, and implementing a plan of reorganization.

On May 15, 2008, Harry R. Kraatz was appointed  Chairman of the Board and Chief Executive Officer of the Company. On that same date, the Company’s prior officers and directors, including former Chairman and Chief Executive Officer, Michael A. Barron, former President, Joseph Cosio-Barron, and former  Chief Financial Officer, Executive Vice President, Treasurer, and Secretary, Lee Shorey, resigned.

On June 16, 2008, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada located in Las Vegas, Nevada (the " Bankruptcy Court").  The Company's case is No. 08-16350.   The Company is continuing to manage its affairs as debtor in possession. The Company elected to seek bankruptcy protection to protect and preserve their assets for the benefit of creditors and stockholders and is currently evaluating the alternatives to maximize the value of its assets.

On August 11, 2008, the Company, entered into and closed that certain Security Agreement (the "DIP Security Agreement") with AJW Partners, LLC, AJW Master Fund, ltd. and New Millennium Capital Partners, LLC (the “DIP Funders”) as, which was authorized and  approved by the Bankruptcy Court..  Pursuant to the  DIP Security Agreement, the DIP Funders have agreed to provide the Company with financing in the amount up to $500,000 and the Company agreed to issue Senior Secured  Administrative Priority, Debtor-In-Possession Callable Secured Convertible Notes (the “DIP Notes”) in an aggregate amount up to $500,000.  In order to induce the DIP Funders to purchase the DIP Notes, the Company has agreed to grant to the DIP Funders a first priority security interest in certain property of the Company to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the DIP Notes.  In accordance with the DIP Security Agreement, the Company received $175,000 on August 12, 2008, an additional $150,000 on October 17, 2008 and an additional $175,000 on December 5, 2008.

The DIP Notes matured on January 31, 2009; however, the Dip Funders have agreed to forbear until the company’s reorganization plan can be confirmed. Interest associated with the DIP Notes is 8% per annum, which is payable upon maturity.   The Company may prepay the DIP Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the DIP Notes and the market price is at or below $0.05 per share. The full principal amount of the DIP Notes is due upon default under the terms of the DIP Notes.

The DIP Notes are convertible into our common stock, at the DIP Funders’ option, at a conversion price, equal to 50% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date (the “Variable Conversion Price”).

The Company's Articles of Incorporation currently allow for the issuance of a maximum of 300,000,000 shares of common stock. Currently, the Company has an unissued balance of authorized shares that is not sufficient to service the maximum requirements of the DIP Notes. In the event we are unable to obtain an increase in our authorized common stock, we will be required to repay the DIP Notes and we will be subject to penalties associated with such failure to deliver shares of common stock upon conversion of the DIP Notes as well as prepayment penalties.

The DIP Funders have contractually agreed to restrict their ability to convert the DIP Notes and receive shares of our common stock such that the number of shares of the Company’s common stock held by the DIP Funders after such conversion does not exceed 4.9% of the Company’s then issued and outstanding shares of common stock.

Growth Strategy

Post reorganization, the Company intends to reorganize by pursuing a business model to develop a national mortgage brokerage franchise network. Currently, there are few remaining regional or national mortgage brokerage companies in the mortgage brokerage industry. The Company perceives that over the long term significant opportunities exist in the industry. The Company believes that its existing systems, technology, and assets will allow it to organize a franchise network that can advertise and finance loan originations on a competitive, nationwide scale, with reduced operating costs and increased name recognition. The Company intends to reestablish its warehouse credit lines and provide mortgage banking and brokerage services to a diversified base of clients although it cannot provide any guarantee that it will be successful in doing so.

The Company believes that recent industry trends will lead to national origination systems developed and controlled by a few mortgage brokerage firms.  We plan on developing such a system by capturing the market through franchising and strategic acquisitions.

Products

We  offered a range of mortgage loan products to provide flexibility to mortgage loan brokers and our retail division. These products vary in loan-to-value ratio and income requirements as well as other factors.  The following is a list of some potential standard products:

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

Our loan origination activities are subject to the laws and regulations in each state in which we conduct lending activities. For example, state usury laws limit the interest rates that we can charge on our loans. In connection with plans to expand our geographic reach, we have investigated requirements in additional states. We currently hold licenses or exemption certificates in thirty-three states. We do not have operations or significant loan activity in all of these states at this time. Our operations and loan activity was primarily in California. California originations made up 44.9% of our total volume based on units. Our lending activities are also subject to various federal laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. We are not currently making loans subject to the Homeownership and Equity Protection Act of 1994. More specifically, we are subject to disclosure requirements under the Truth-in-Lending Act and Regulation Z promulgated thereunder. The Truth-in-Lending Act is designed to provide consumers with uniform, understandable information relating to specify terms and conditions of loan and credit transactions and, by standardizing the form of information provided, facilitate comparisons among available credit options. The act also gives consumers the right to change their minds about a credit transaction by guaranteeing consumers a three-day right to cancel some credit transactions, such as loans of the type we originate. In addition, the Truth-in-Lending Act gives consumers the right to rescind the loan transaction if the lender fails to provide the required disclosures to the consumer. We are also required to comply with the Equal Credit Opportunity Act of 1994 and Regulation B promulgated thereunder, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act of 1975 and the Home Mortgage Disclosure Act of 1975. The Equal Credit Opportunity Act prohibits lenders from discriminating against an applicant for a loan on the basis of race, color, sex, age, religion, national origin or marital status. Regulation B prohibits lenders from requesting some types of information from loan applicants. The Fair Credit Reporting Act requires lenders to supply applicants with information relating to the denial of any loan application. Beginning with loans originated in 1997, the Home Mortgage Disclosure Act requires that we file annual reports with HUD for collection and reporting of statistical data in loan transactions. The Real Estate Settlement Procedures Act mandates disclosures concerning settlement fees and charges and mortgage servicing transfer practices. It also prohibits the payment or receipt of kickbacks or referral fees in connection with the performance of settlement services.

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

Competition

The mortgage market is intensely competitive and rapidly evolving, and competition is expected to intensify even more in the future. We compete mainly on the selection of mortgage products we offer and on customer service. Barriers to entry are minimal, and competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Further, there can be no assurance that our competitors and potential competitors will not develop services and products that are equal or superior to those of Shearson  Financial Network or that achieve greater market acceptance than our products and services. We currently compete with traditional mortgage companies and Internet companies offering mortgage and real estate related services, including, but not limited to:

o	various online mortgage brokers, mortgage banking companies, commercial banks, savings associations, credit unions and other financial institutions which originate mortgage loans;
o	Real estate agents; and
o	Mortgage brokers.

Many of our mortgage banking and mortgage brokerage competitors have competitive advantages including the following:

o	Longer operating histories;
o	Greater name recognition and more extensive customer bases; and
o	Substantially greater financial, marketing, technical and other resources.

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

Licensing and Regulation of Mortgage Brokerage Loan Business

We will need to qualify and be licensed as a mortgage banker and broker to be authorized to originate mortgage loans  Our mortgage brokerage operations are subject to extensive regulation by federal and state authorities. The United States Department of Housing and Urban Development (“HUD”) regulates certain aspects of the mortgage lending business.  The Real Estate Settlement Procedures Act of 1974 (“RESPA”), a Federal statute, requires that certain disclosures, such as a Truth-in-Lending Statement, be made to borrowers and that certain information, such as the HUD Settlement Costs booklet, be provided to borrowers.  The Fair Housing Act prohibits among other practices, discrimination, unfair and deceptive trade practices, and requires disclosure of certain basic information to mortgagors concerning illicit terms. If the Company fails to comply with such regulations, possible consequences could include loss of approved status, demands for indemnification, class action lawsuits, and administrative enforcement actions.

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

Employees

As of December 31, 2007, we had 39 full-time employees, of whom 26 were in administrative and 13 were at the branch locations.  As of February 10, 2009, we had 3 full time employees.

Item 2.	Description of Property.

As of December 31, 2007, we leased approximately 17,538 square feet of general office space in premises located at 2470 St. Rose Parkway, Henderson, Nevada and 8 Hughes Parkway, Irvine, California. Our lease for these spaces expires in July 2009 and November 2009, respectively.  The company surrendered the leases back to the respective landlords in December 2007.

The Henderson lease provided for monthly payments of $8,600. The square footage of this space is 5,400. The Irvine lease was for approximately 12,138 square feet with a monthly rent of $18,365. On June 15, 2008 the Company entered into a month to month lease for 1,500 square feet with monthly payments of $3,000 per month at 921 Front Street, San Francisco CA. The lease expired on September 30, 2008. On October 1, 2008, the company leased approximately 1,000 square feet office space for $2,500 per month at 129 Great Circle Drive, Mill Valley, California.

 We evaluate on a continuing basis the suitability and adequacy of all of its branch office locations, and have active programs of relocating or closing any as necessary to maintain efficient and attractive facilities. We believe that our present facilities are adequate for its operating purposes. The branch locations were leased independently of the Company.

As of December 31, 2007, our branch offices were located at the below locations.  As of February 10, 2009, we no longer operated any branch offices.

Name	Address

Allstate Santa Margarita	Rancho Santa Margarita, CA
Allstate Newport Beach	Newport Beach, CA
Allstate Irvine 2	Irvine, CA
Allstate Woodland Hills	Woodland Hills, CA

Name	Address

Allstate Irvine 3	Irvine, CA
Allstate Huntington Beach	Huntington Beach, CA
Allstate San Clemente	San Clemente, CA
Allstate Newport Lending	Irvine, CA
Allstate Hesperia	Hesperia, CA
Allstate Plantation	Plantation, FL
Allstate Hawaii	Kalua Kona, HI
Allstate Salem	Salem, OR
Shearson Home Loans	Henderson, NV

Item 3.	Legal Proceedings.

We are party to claims from time to time, not required to be disclosed in accordance with Item 103 of Regulation S-B.  Management believes that all claims pending as of our Petition Date with the Bankruptcy Court were stayed and  further, any claims or judgments against the Company arising prior to the petition date will be treated as  general unsecured claims  in the bankruptcy case.

On June 16, 2008, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, for the District of Nevada, located in Las Vegas, Nevada (the " Bankruptcy Court").  The Company's case number is 08-16350.   The Company is continuing to manage its affairs as debtor in possession. The Company elected to seek bankruptcy protection to protect and preserve their assets for the benefit of creditors and stockholders and is currently evaluating the alternatives to maximize the value of its assets.  Listed below are the various litigations pending as of the petition date:

1.           IndyMac Bank F.S.B. v. Ocean West Enterprises, Ocean West Holding Corp., Consumer Direct of America, n/k/a Shearson Financial Network, Inc., and Joseph Cosio-Barron, and Related Cross-Claims, Case No. GC036470, Superior Court, Los Angeles County, California

On December 29, 2005, IndyMac Bank F.S.B. (“IndyMac”) filed a complaint against Ocean West Enterprises (“OWE”), Ocean West Holding Corp. (“OWHC”), and Consumer Direct of America n/k/a Shearson Financial Network, Inc. (the “Company”), which alleged claims arising from breach of a Settlement Agreement dated as of April 30, 2003 with OWE and OWHC, as well as the Company as the principal stockholder of OWE.  On May 5, 2008, AskMeNow filed a First Amended Cross-Complaint against the Company and OWE in this litigation alleging claims for fraud, breach of fiduciary duty, breach of contract, breach of the covenant of good faith and fair dealing, and indemnity.   Both IndyMac’s complaint and AskMeNow’s First Amended Cross-Complaint were pending as of the date the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Petition Date”) and thus were stayed as to the Company by operation of the automatic stay in 11 U.S.C. § 362(a) (the “Automatic Stay”).  Any claim against the Company arising out of this litigation is believed to be a general unsecured claim in the Bankruptcy Case.

2.           Sandpost LLC v. Shearson Financial Network f/k/a Consumer Direct of America, Case No. 06-A531927-C, District Court, Clark County, Nevada (“Nevada District Court”)

On November 22, 2006, Sandpost, LLC filed a complaint against the Company for breach of an Amended Lease Agreement, dated July 30, 2003, for office space at 6330 South Sandhill Road, North Las Vegas, Nevada, and breach of a Promissory Note to pay past due rent.  On August 17, 2007, the above-referenced court entered a Confession of Judgment, thereby partially satisfying the judgment, and thereby leaving a balance still owing on that date of $66,426.92. This judgment was outstanding as of the Petition Date and thus is a general unsecured claim against the Company in the Bankruptcy Case.

3.           Fontenot v. Ocean West Enterprises, Inc., Consumer Direct of America n/k/a Shearson Financial Network, Superior Court, Orange County, California, Case 05CC07654

On July 31, 2007, the above-referenced California state court entered a judgment after a trial in favor of Fontenot for $555,000 in damages for alleged wrongful termination in violation of public policy, and an additional $152,922.59 for additional unpaid wages, penalties and interest under the California Labor Code, for a total judgment of $707,922.59.  On September 7, 2007, Fontenot commenced a separate action in Nevada District Court, Case No. A547732, to enforce the foreign judgment in Nevada.  The Nevada enforcement action remained pending as of the Petition Date, and thus was stayed by operation of the Automatic Stay.  Further, any claim against the Company arising out of this judgment is a general unsecured claim in the Bankruptcy Case.

4.           Consulting Services, LLC v. Consumer Direct of America/Shearson, Case 1:04-cv-01071-WBH, U.S. District Court for the District of Georgia

On April 19, 2004, Consulting Services, LLC (“Consulting Services”) filed a complaint arising from an alleged breach of an Asset Acquisition Agreement dated December 18, 2003.  On February 12, 2008, the Company consented to a default judgment as to liability, but the amount of damages was unresolved.  On February 21, 2008, the above-referenced court entered an order and judgment which awarded Consulting Services $2,598,306.72.  On June 5, 2008, Consulting Services filed a related action in the U.S. District Court for the District of Nevada, Case No. 2:2008ms00044-NA, wherein it registered its foreign judgment against the Company in Nevada.  This is a general unsecured claim in the Bankruptcy Case.

5.           Two Barrett Lakes Office Center, LLC v. South County Financial Services, LLC, Consumer Direct Lending, Inc., n/k/a Shearson Homes Loans, Consulting Services, LLC, Randall Bristol, and Kevin Bonds, Case 2004-A-4076-2, State Court, Cobb County, Georgia

Two Barrett Lakes Office Center, LLC (“Two Barrett”), as landlord, entered into a Lease with South County Financial Services, LLC (“South County”), as tenant, for certain office premises located in Cobb County, Georgia.  South County allegedly stopped doing business in the spring of 2003, and its principals thereafter allegedly operated Consulting Services to engage in a similar business on the leased premises.  Consulting Services allegedly stopped doing business in December 2003.  Consulting Services thereafter allegedly sold its assets to the Company.  Two Barrett also alleged that the Company operated thereafter out of the leased premises and had paid rent.  The amended complaint filed by Two Barrett alleged that the Company was obligated under the Lease, and based thereon alleged that the Company breached the Lease and tortuously interfered with the Lease.  Whatever claim against the Company results from this litigation would be a general unsecured claim in the Bankruptcy Case.

6.           Caitlin Enterprises, Inc., et al. vs. Consumer Direct of America and Michael Barron, Case 03-A-475683-C, Nevada District Court

On October 28, 2003, the plaintiffs filed a complaint against the Company, which alleged that on April 21, 2003, Caitlin Enterprises, Inc. (“Caitlin”) and the Company entered into an Asset Agreement for Caitlin to sell to the Company certain assets in exchange for 500,000 shares of common stock of the Company.  The Asset Agreement also would employ the Jaspersons through a separate consulting agreement.  On June 15, 2003, a consulting agreement was entered into to pay Caitlin $240,000 per year for two years.  A settlement agreement was thereafter entered into between the parties, but the Company apparently later breached the settlement agreement by failing to pay it.  On May 19, 2008, the above-referenced court entered a judgment in favor of Caitlin and against the Company in the amount of $80,000.

7.           Howard Masters Group, LLC vs. Shearson Home Loans d/b/a Allstate Funding, Case 07-A-548109-C, Nevada District Court

On September 13, 2007, the plaintiff filed a complaint, which only indicated that money was owing presumably for temporary staffing services provided.  On April 8, 2008, a judgment was entered in favor of the plaintiff and against the Company in the amount of $24,308.  This judgment remained unsatisfied as of the Petition Date and is a general unsecured claim in the Bankruptcy Case.

8.           State of Nevada vs. Shearson Home Loans, Administrative Proceeding before the Mortgage Lending Division of the State of Nevada Department of Business and Industry

This was a regulatory action brought by the Mortgage Lending Division of the State of Nevada Department of Business and Industry (the “Division”).  On April 4, 2008, the Division entered a final order revoking Shearson Home Loan’s mortgage broker and agent license in Nevada.  Shearson Home Loans was further ordered to pay an administrative fine of $70,000.  To the extent this amount is levied against the Company, it will be a general unsecured claim in the Bankruptcy Case.

9.           Countrywide Home Loans, Inc., and Landsafe, Inc. vs. Shearson Financial Network, Inc., Shearson Home Loans, Allstate Homes Loans, Inc., and Allstate Funding, Case BC369094, Superior Court, Los Angeles County, California

On April 5, 2007, Countrywide Home Loans, Inc. and Landsafe, Inc. filed a complaint against the defendants, which as later amended by a First Amended Complaint filed on May 23, 2007 (the “Amended Complaint”), alleged claims arising from a Loan Purchase Agreement, as amended as of May 29, 2001.  The Amended Complaint asserted breach of contract claims related to various individual loans.  The Amended Complaint also contained several additional claims related to the parties’ agreements.  On June 25, 2007, the Company filed a demurrer to the Amended Complaint, which was denied by court order entered on October 25, 2007.  On March 6, 2008, the court entered a default as to Shearson Home Loans on the Amended Complaint.  The litigation was still pending as of the Petition Date, and thus was stayed by operation of the Automatic Stay.  Any claim resulting from this litigation against the Company would be a general unsecured claim in the Bankruptcy Case.

10.          Residential Funding Company LLC vs. Shearson Financial Network et al., Case 27-CV-07-1344, District Court, Hennepin County, Minnesota

On July 3, 2007, the plaintiff filed its original complaint against Allstate Home Loans, the Company, Shearson Home Loans, Gregg E. Shanberg and Michael Barron, as later amended, which alleged that the defendants had breached a Warehousing Credit and Security Agreement, dated as of February 15, 2006 (the “Credit Agreement”), and related agreements.  The Company had executed a Guaranty of all of Allstate Home Loan’s obligations under the Credit Agreement.  On June 3, 2008, the above-referenced court entered judgments against Allstate Home Loans, the Company and Shearson Home Loans in the amount of $13,360,107.41.  On that same day the court also entered a separate judgment against Allstate Home Loans in the amount of $2,648,494.19. ..  On June 3, 2008, the Court entered a separate judgment against Mike Barron in the principle amount of $27,239.70.  Any claim against the Company arising out of this litigation would be a general unsecured claim in the Company’s bankruptcy case.  Any claim against the Company arising out of this litigation would be a general unsecured claim in the Bankruptcy Case.

11.          Schwartz vs. Allstate Homes Loans d/b/a Allstate Funding, Greg Shanberg, Shearson Financial Network, Michael A. Barron and Lee W. Shorey, Case 8:07-cv-00990-AG-RNB, U.S. District Court for the Central District of California

On April 30, 2007, Schwartz filed a complaint against the defendants in the U.S. District Court for the Northern District of California, Case No. 3:2007cv02320.  The parties thereafter entered into a stipulation, which the court later approved, to transfer venue of the action to the U.S. District Court for the Central District of California. On August 22, 2007, Schwartz filed a complaint in that new venue, which, as later amended on April 18, 2008, sought recovery on two secured promissory notes in the amounts of $200,000 and $600,000, respectively.  The lawsuit involved claims for breach of contract of the two notes, as well as unfair competition, unjust enrichment, fraud, fraudulent conveyance, and conversion.  The action was pending as of the Petition Date, and thus was stayed as to the Company by operation of the Automatic Stay.  Any claim against the Company arising out of this litigation would be a general unsecured claim in the Bankruptcy Case.

12.          Credit-Based Asset Servicing and Securitization LLC v. Allstate Home Loans, and Shearson Financial Network, Inc., Case 1:08-cv-01191-RWS, U.S. District Court for Southern District of New York

On February 5, 2008, the plaintiff filed a complaint for breach of a Master Mortgage Loan Purchase Agreement, dated as of May 1, 2004, as well as various Term Sheet agreements of various dates thereafter.  Pursuant to those agreements, the plaintiff agreed to purchase certain mortgage loans.  The complaint alleged breach of contract for the defendants’ failure to repurchase loans with early payment defaults and failure to make premium protection payments, among other defaults under the agreements.  On April 25, 2008, default judgment was entered in favor of the plaintiff for $2,080,062.86.  Any claim against the Company arising out of this litigation would be a general unsecured claim in the Bankruptcy Case.

13.          Bowne of Los Angeles, Inc. v. Consumer Direct of America, Case 07-A-540649-F, Nevada District Court

On April 28, 2006, the Los Angeles Superior Court, Case No. BC 342 922, entered a default judgment in favor of the plaintiff and against the Company in the amount of $37,975.71.  On May 4, 2007, the plaintiff filed an Application for Foreign Judgment in Nevada District Court to domesticate the judgment in Nevada for enforcement purposes.  On December 12, 2007, the Nevada District Court entered a judgment in favor of the plaintiff.  The litigation thereafter remained open for collection purposes, and the case remained pending as of the Petition Date, and thus was stayed by operation of the Automatic Stay.  Any claim against the Company arising out of this litigation would be a general unsecured claim in the Bankruptcy Case.

14.          Baker v. Consumer Direct of America, Shearson Homes Loans, and Michael Barron, Case 06-A-523703-C, Nevada District Court

On February 26, 2004, Baker and the Company entered into a Bridge Loan and Security Agreement, as later amended, pursuant to which Baker loaned the Company the principal sum of $550,000 and took a security interest in various collateral.  On November 15, 2005, Baker and the Company entered into a Promissory Note in the additional amount of $100,000, which was also alleged to be secured and perfected in certain collateral owned by the Company.  On April 25, 2005, Baker commenced an arbitration proceeding in Boston, Massachusetts, Case 11 148 Y 00926 06, against the Company to recover on these obligations.  On June 21, 2006, Baker filed a complaint in Nevada District Court, Case 06-A-523703-C, seeking claim and delivery and relief to recover his collateral.  On June 9, 2008, the court entered a Stipulated Judgment and Forbearance, which entered judgment in favor of Baker and against the Company and Shearson Home Loans for $1,017,015.81, and provided for forbearance on collection pursuant to a payment plan.  Baker is both a secured and unsecured creditor in the Bankruptcy Case, and thus has a secured claim up to the value of his collateral.  The rest of Baker’s claim against the Company is a general unsecured claim.

15.          Llewellyn v. Shearson Financial Network, Inc., Allstate Home Loans, Inc., d/b/a Allstate Funding, et al., Case 1:08-cv-00179-MSK-KLM, U.S. District Court for District of Colorado

On January 29, 2008, Llewellyn filed a complaint against the defendants, alleging that loan proceeds to be used to refinance a residence in Aurora, Colorado in the amount of $600,000 were stolen by a defendant named Kevin Rider.  Rider was a manager at defendant, Equity Pacific Mortgage, Inc., which was alleged to be an agent for, and servicing branch arm of, Allstate Home Loans, Inc.  On May 14, 2008, a default was entered, but no final judgment.  This case remained pending as of the Petition Date and thus was stayed by operation of the Automatic Stay.  Any claim against the Company arising out of this litigation would be a general unsecured claim in the Bankruptcy Case.

16.          Access Integrated Networks, Inc. v. Consumer Direct of America, Case No. 2:2004vc00605, U.S. District Court for the District of Nevada

On May 12, 2006, the plaintiff filed a complaint against the Company alleging, among other things, breach of contract for failure to pay for services under a telecommunications products and services agreement dated as of April 22, 2002.  On September 6, 2006, the above-referenced court entered a default against the Company for its failure to respond to the complaint.  On March 25, 2008, the court entered a judgment in favor of the plaintiff for $2,358,752.54 as and for damages arising out of this matter.  Any claim arising out of this litigation, to the extent the Company could be held responsible for it, would be a general unsecured claim in the Bankruptcy Case.

17.          Signorelli v. Consumer Direct of America, Inc., Case No. A517185, Nevada District Court

On February 9, 2006, Signorelli filed a complaint for breach of contract arising out of an alleged consulting agreement with the Company.  On April 24, 2006, the court entered a default against the Company for failure to answer the complaint, but no default judgment was entered thereon.  The matter remained pending as of the Petition Date, and thus was stayed by operation of the Automatic Stay.  Any claim against the Company arising out of this litigation would be a general unsecured claim in the Bankruptcy Case.

Item 4.	Submission of Matters to a Vote of Security.

On October 29, 2007, the Company held a Special Meeting of Shareholders of record to solicit the consent of its shareholders.  As of the record date there were 4,691,710 shares outstanding and the results were as follows:

To approve an amendment to the Company Articles of Incorporation to increase the number of shares of Common Stock authorized for issuance from 5,000,000 shares to 300,000,000 shares.

Consent – 2,496,280	Against – 246,254	Abstain – 1,949,176

To approve to spin out Shearson Home Loans, the Company’s wholly owned subsidiary and to proceed with the servicing of loan pools through Shearson Home Loans.

Consent – 2,436,629	Against – 176,445	Abstain – 2,078,636

On December 31, 2007, the Board of Directors approved by resolution to cancel the sale of Shearson Home Loans.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock currently trades on the Pinksheets. On May 19, 2008, the Company was delisted from trading its common shares due to its inability to file the required Form 10KSB, for the year ended December 31, 2007.  Upon delisting, the symbol changed to “SHSNQ”.  The Company is currently in the process of filing the necessary documents in order to resume the trading  of its common stock.

Our common stock trades under the symbol "SHSNQ".  The quotations listed below reflect interim dealer prices without retail mark-up mark-down or commission and may not represent actual transactions. Trading of our stock has been minimal with limited or sporadic quotations and therefore we believe there is no established public market for the common stock.

The following table sets forth the high and low bid quotations per share of the Company’s registered securities for each quarter during the last two fiscal years, as reported by the OTCBB.

	Common Shares
Year Ended December 31, 2007:	High	Low
Quarter Ended March 31, 2007	$0.0095	$0.008
Quarter Ended June 30, 2007	$0.0194	$0.008
Quarter Ended September 30, 2007	$0.19	$0.0008
Quarter Ended December 31, 2007	$0.14	$0.003

Year Ended December 31, 2006:	High	Low
Quarter Ended March 31, 2006	$0.16	$0.06
Quarter Ended June 30, 2006	$0.06	$0.02
Quarter Ended September 30, 2006	$0.02	$0.01
Quarter Ended December 31, 2006	$0.05	$0.02

As of December 31, 2007, there were approximately 592 stockholders of record of our common stock.  The transfer agent for our Common Stock is Continental Stock Transfer and Trust Company.

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

Critical Accounting Policies

As set forth in greater detail in the Footnote (2) to Shearson Financial’s financial statements “Summary of Significant Accounting Policies”, the Company recognizes revenue upon sale of a loan when the documents are shipped to the independent investors, and all rights have passed and the Company has become obligated to convey the loan, thereby isolating the transferred assets from the Company and fulfilling all criteria of SFAS No. 140.  If these criteria were not met, then revenue recognition would be delayed until the proceeds were subsequently received from the investors, typically within the following month.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. As of December 31, 2007, the Company has no outstanding employee stock options; therefore unless the Company should grant stock options to its employees, The Company expects the adoption of this standard will not have a material impact on its financial statements assuming employee stock options are not granted in the future.

Results of Operations

The Company is a direct-to-consumer mortgage broker and banker with revenues derived primarily from origination commissions earned on the closing of first and second mortgages on single-family residences ("mortgage loans" and "home equity loans"). During 2007, significant disruptions occurred in the U.S. mortgage market and the global capital markets, both of which we have historically relied upon to finance our mortgage production and operations.  The severity of the economic issues in the United States and global markets was further exacerbated in 2008. The combination of a weakening housing market and concern over certain industry-wide product offerings negatively impacted the expectations of future performance and the value investors assign to mortgage loans and securities.

Mortgage lenders responded by adjusting their loan program and underwriting standards, which had the effect of reducing the availability of mortgage credit to borrowers. These developments, among other things, have substantially curtailed our ability to originate loans.

Recently, the mortgage banking industry has undergone a severe restriction of its credit facilities available to mortgage bankers due to the collapse of the sub-prime loan market. Financial institutions, such as warehouse lenders, have responded by raising the capital costs necessary to bank a loan in their facility. These increases make the costs of banking a loan substantially more expensive and have an adverse affect on the Company’s liquidity. Additionally, many loan products carry an additional risk of not being purchased at a profit during the current market conditions as investors remain nervous. Loans which we may bank and which may subsequently not be sold at par plus a margin represent a substantial risk to our liquidity. The Company therefore restricted its mortgage banking activities in 2007 and only intended to bank loans for which it had firm purchase commitments. Further, we only used warehouse credit lines which allowed the Company to fund at 100% of the loan amount advanced. All other loans originated by the Company are brokered to our over 100 correspondents which reduces risk on sale, but also were intended to  improve our liquidity.

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

Consolidated  revenues from origination, sale of loans and fee revenue generated by contract services decreased 65.4% during the fiscal year ended December 31, 2007 or  $5.6 million from the year ending December 31, 2006. The decrease is primarily due to the Company’s inability to obtain sufficient lending alternatives to the loss of  its warehouse credit facilities.

Selling, general and administrative expenses decreased 43.5% or $1.3 million, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Salary and payroll taxes decreased $1.3 million or 41.1% from the prior year.  The decrease is a result of the reduction in revenues and its coorellating effect on staffing and general administration expenses.   Professional fees decreased 68.7% or $2.6 million due to increased consulting and legal fees, resulting from the various asset and equity transactions in 2006.

Depreciation increased $207,000 or 31.2% for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The primary reason for the increase is the Company’s reevaluation of its usefule lives of certain of its assets and accelerated lives of some of its equipment in the amount of $281,025.

Interest expense increased  $1.5 million  or 217.4% to $2.2 million for the year ended December 31, 2007 as compared to $694,000 for the year ended December 31, 2006.  The increased is primarily related to the accrued interest charges relating to the reinstatement of  debt of $7.8 million and the default status of the Company’s debt.

The Company incurred costs associated with the debt discount amortization related to the beneficial conversion features in the amount of  $832,117, for the year ended December 31, 2007 and $167,883, for the year ended December 31, 2006.  The Company incurred charges relating to the impairment of its goodwill for $6.7 million, charges incurred for the write down of a capitalized asset of $352,829 for the year ended December 31, 2007 as compared to the capitalizing of the asset in the prior year for $352,829, bad debt write off of $1.3 million, a loss of $541,584 relating to the valuation of the remaining fixed assets due to the bankruptcy filing in June of 2008,  $23.4 million in judgments resulting from various litigations as described in Item 7, Footnote (19) of the audited consolidated financial statements and Item 3, Legal Proceedings and the reinstatement of debt of $7.8 million.

Shearson Financial Network had a loss from operations of  $3.1 million for the year ended December 31, 2007 as compared to a loss of $4.8  million for the year ended December 31, 2006.  The reduction in loss from operations of $1.7 million was due to the $4.9 million decrease in operating expenses offset by the the decrease in gross profit of $3.3 million resulting from a decrease in revenues. We had  net loss of $45.8 million for the year ended December 31, 2007 and a net income of $3.7 million for the year ended December 31, 2006.  The primary reason for decrease in net income was  a decrease in revenues and other expenses, as described above, relating to the reinstatement of debt, charges of impairment, bad debts, judgments, interest expense and the remaining amortization of the debt discount, offset by the net comprehensive income, see footnote (1) and (11).

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. If our loan volume increases too rapidly, the increase could have a severe impact on our liquidity.  Warehouse credit facilities limit the amount that may be advanced on each loan funded.  Therefore, cash must be used to fund the additional dollars needed to close escrow.  The revenue is not recognized until the loan is sold.  Thus, it is crucial that loan volume is monitored.

During the year ended December 31, 2007, the Company suffered the loss of three of its warehouse lending facilities.  Due to the Company’s inability to replace such facilities and an increase in judgements against the Company, on June 16, 2008, the Company filed a voluntary petition for relief under Chapter 11 in the Bankruptcy Court.    Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under federal bankruptcy laws are stayed while the Debtors continue business operations as Debtors-In-Possession. The Debtor continues to operate its business and manage its properties as Debtors-In-Possession.  On November 19, 2008, a plan of reorganization was filed on behalf of the Company with the U.S. Bankruptcy Court for the District of Nevada.  On December 18, 2008, the Debtor filed an amended plan of reorganization.  Confirmation hearing is scheduled on February 25, 2009.

The Company elected to seek bankruptcy protection to protect and preserve their assets for the benefit of creditors and stockholders and is currently evaluating the alternatives to maximize the value of its assets.  There are no assurances that the Company will successfully emerge from Bankruptcy.

Cash Flows

Net cash used for operating activities for the year ended December 31, 2007 was $534,975 as compared to net cash used for operating activities for the year ended December 31, 2006 of $20.3 million. The primary sources of cash used for the year ended December 31, 2007 was from net loss of $45.8 million, non cash items of; reinstatement of forgiveness of debt of $7.8 million, impairment of goodwill of $6.7 million, bad debts of $1.3 million, loss on asset disposition of $541,584, stock based expenses of $808,310, depreciation of $871,107, debt discount amortization of $832,117, write down of investment of $352,829 and judgments of $23.4 million.  Additional sources of net cash used for operating activities are a decrease in accounts receivable and receivables from loans sold, net of $691,149, a decrease in prepaid expenses of $114,068, increase in accounts payable of $209,086, increase in interest payable of $2.1 million, depreciation of $664,186, decrease in stock subscription payable of $20,000, decrease in minority shareholder interest of $503,101.  As investors purchase loans, the amounts advanced for such loans through the warehouse line of credit are paid.  At that time, the receivables are cleared and the cash deposited in our operating account.  These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.  The primary sources of cash used for  the year ended December 31, 2006 was from net income of $2.3 million, an increase in loans available for sale of $18.9 million, increase in accounts receivable and receivables from loans sold, net of $889,849, a decrease in prepaid expenses of $319,213, increase in accounts payable of $86,990, increase in interest payable of $215,632, depreciation of $664,186,  increase in stock subscription payable of $20,000, increase in minority shareholder interest of $164,396, forgiveness of debt of $7.8 million and stock based expenses of $3.7 million.

Net cash provided by investing activities during the year ended December 31, 2007 was $3,212.  Net cash used in investing activities during the year ended December 31, 2006 was $5,081, which was primarily used to purchase property and equipment.

Net cash provided by financing activities for the year ended December 31, 2007 was $525,421, consisting primarily of issuance of common stock of for settlement of debt.  Net cash provided by financing activities for the year ended December 31, 2006 was $20.3 million, consisting primarily of $18.6 million in advances on line of credit, proceeds of related notes payable of $43,833, payments of notes payable of $300,000, proceeds of notes payable of $1.7 million, issuance of common stock of 242,389 and exercise of warrant of 1,726.

Loans that were closed using our own credit facilities were funded through short term borrowing on our warehouse lines of credit. We paid interest on funds advanced under the warehouse line of credit at a pre-negotiated rate. The rate at which we borrowed is variable in nature and typically averaged between 6.5% and 8.5%. Currently we no longer have a warehouse line of $10 million with Warehouse One.  The facility was secured by the mortgage loans financed through the line, related mortgage servicing agreements, of which we repaid the outstanding balance under the warehouse line with the proceeds from the sale of mortgage loans. The additional proceeds earned from loan sales also replenished working capital.  The loan agreement with the Warehouse One contained two restrictive covenants relating to tangible net worth of not less than $4,750,000 and a debt to equity ration no greater than 10:1. On April 5, 2007, the Company was in default and the lending relationship was terminated.   As of December 31,2007 and 2006, the balance on this facility was $0 and $779,492, respectively.

Allstate Home Loans, Inc., which the Company acquired 85% of the outstanding stock on July 27, 2006, had a line of credit with IMPAC and RFC.  The IMPAC line was a credit facility for $50,000,000, charged interest averaging between 6.5% and 8.5% and is personally guaranteed by Greg Shanberg, former President of Allstate Home Loans.  The balance on this facility as of December 31, 2007 and December 31, 2006 was $0 and $466,695, respectively.  The Company repaid the loans outstanding of $446,695 and elected not to use the IMPAC facility further..

The RFC line of credit was a $30,000,000 facility, charges interest averaged between 6.5% and 8.5% and was personally guaranteed by Greg Shanberg, former President of Allstate Home Loans and Shearson Home Loans.  The facility contained restrictive covenants of which tangible net worth must be greater than $4,000,000, debt leverage ratio must not exceed 15:1 and which cash must not be less than $800,000.  Allstate Home Loans, Inc. did not meet the cash requirement and was in default.  The balance of this facility for the years ended December 31, 2007 and December 31, 2006 is $0 and $18,180,381, respectively.  The facilities were collateralized by the related mortgage loans receivable.  On November 28, 2006, RFC notified the Company of its default status due to the Company’s inability to pay accrued unpaid interest and fees, as well as certain prepayments.  RFC demanded that the Company make the required payments, in a letter dated April 30, 2007.  Sometime thereafter RFC seized its collateral and terminated its lending arrangement with The Company.  RFC sought remuneration through litigation. On June 3, 2008, the Court entered judgments against Allstate Home Loans, Inc., Shearson Financial Network, and Shearson Home Loans in the amount of $13,360,107,41.  That same day the Court also entered a separate judgment against Allstate Home Loans, Inc. in the amount of $2,648,494.19

Management currently believes that cash flows from operations will not be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2010. Historically, to address this issue, the Company entered into a series of convertible notes with investors (the “Investors Notes”). The Investors Notes typically contained a market interest rate, a conversion option into Company shares, and separate warrants to purchase Company shares. The conversion options were a 50% discount to a 20-day trailing stock trading calculation.   .

We do not have existing capital resources or credit lines available that are sufficient to fund our operations and contractual obligations as presently planned over the next twelve months. Throughout 2007 and continuing into 2009, the Company has been dependent upon funding from its existing debt holders, which have funded the Company through bankruptcy. Funding decisions have typically not extended beyond a fiscal quarter at any given time, and the Company does not currently have a defined funding source. Funding delays and uncertainties have seriously damaged vendor relationships and revenues. In the absence of continued monthly funding by its current debt holders, the Company would have insufficient funds to continue operations. There is no assurance that additional funding from the current debt holders will be available or available on terms and conditions acceptable to the Company.

Risk Factors Relating to Our Business and Our Industry

Some of the more prominent known risks and uncertainties of our business are set forth below.  However, this section does not discuss all possible risks and uncertainties to which we are subject, nor can it be assumed that there are not other risks and uncertainties which may be more significant.

o
The Company has suffered recurring losses from operations, has an accumulated deficit as of December 31, 2007 of $70.8 million, which raises substantial doubt about the Company’s ability to continue as a going concern;

o
The Company has lost its ability to acquire any new warehouse lines of credit as its previous lines of credit were in default and eliminated., whereby the loans supporting the facility were seized  by the lenders;

o	The Company’s need for additional funding sources so that its ability to originate and fund loans is not impaired; and

o	The Company’s ability to compete with banks and other mortgage lenders that are significantly larger.

If We Are Unable To Successfully Reorganize Our Capital Structure And Operations And Implement Our Transformation Plan Through the Chapter 11 Process, The Debtors May Be Required To Liquidate Their Assets. On June 16, 2008, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court located in Law Vegas, Nevada (the " Bankruptcy Court").  The Company's case is No. 08-16350.   The Company is continuing to manage its affairs as debtor in possession. The Company elected to seek bankruptcy protection to protect and preserve their assets for the benefit of creditors and stockholders and is currently evaluating the alternatives to maximize the value of its assets.  There are no assurances that the Company will successfully emerge from Bankruptcy.

Even assuming a successful emergence from Chapter 11, there can be no assurance as to the overall long-term viability of our operational reorganization, including our ability to generate sufficient cash to support our operating needs, fulfill our transformation objectives and fund continued investment in technology and product development without incurring substantial indebtedness that will hinder our ability to compete, adapt to market changes and grow our business in the future.

In addition, the uncertainty regarding the eventual outcome of our transformation plan, and the effect of other unknown adverse factors, could threaten our existence as a going concern. Continuing on a going-concern basis is dependent upon, among other things, implementation of a plan to emerge from bankruptcy and the transactions contemplated thereby.

If we are unable to maintain any funding sources, our ability to originate and fund loans will be impaired. Our ability to originate and purchase mortgage loans depends to a large extent upon our ability to secure financing upon acceptable terms to fund and hold the mortgage loans until sold. We currently do not  have the financing to originate and fund  mortgage loans. These agreements were generally terminable at will by either party and must be renewed each year. Our borrowings are in turn repaid with proceeds received when mortgage loans are sold.. The failure to renew or obtain adequate funding under our financing facilities or other financing arrangements, or any substantial reduction in the size of or increase in the cost of such facilities, has had a material adverse effect on our business, results of operations and financial condition. To the extent we are not successful in replacing existing financing, we may have to curtail our mortgage loan origination and purchase activities, which could have a material adverse effect on our operations and financial condition.

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

Business, economic and political conditions. Our businesses and earnings are affected by general business, economic and political conditions in the United States. Given the concentration of our business activities in the United States, we are particularly exposed to downturns in the United States economy. For example, in a poor economic environment there is a greater likelihood that more of our customers or counterparties could become delinquent on their loans or other obligations to us, which, in turn, could result in a higher level of charge-offs and provision for credit losses, all of which would adversely affect our earnings. General business and economic conditions that could affect us include the level and volatility of short-term and long-term interest rates, inflation, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor confidence, and the strength of the United States economy and the local economies in which we operate. Geopolitical conditions can also affect our earnings. Acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, could affect business and economic conditions in the United States and abroad.

In the second half of 2007, certain credit markets experienced difficult conditions and volatility which was exacerbated in 2008. These conditions resulted in less liquidity, greater volatility, widening of credit spreads and a lack of price transparency. It is expected that these conditions will continue for the future and there is no guarantee we will ever be profitable in the future.

We may continue to experience increased credit losses due to downward trends in the economy and in the real estate market and increases in delinquency rates of borrowers.   Significant disruptions in the U.S. mortgage market and global capital market conditions caused us to reduce our loan products offered tighten underwriting standards and adjust loan pricing. These actions, along with those of other mortgage lenders, had the effect of reducing the availability of mortgage credit to borrowers. This lack of mortgage credit contributed to a weakening of the housing market and may have contributed to the significant increase in the number of homeowners who became delinquent on their home loans. Continued disruptions in the U.S. mortgage market and global capital market conditions and additional weakening in the housing market could further depress mortgage loan performance and continue to increase our credit costs.

Another factor that may contribute to higher delinquency and default rates is the increase in monthly payments on adjustable rate mortgage loans. Any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans. Moreover, with respect to hybrid mortgage loans after their initial fixed rate period and with respect to mortgage loans with a negative amortization feature which reach their negative amortization cap, additional borrowers will experience a substantial increase in their monthly payment even without an increase in prevailing market interest rates. The increase in the monthly payment amount increases the risk that borrowers will become delinquent and ultimately default on their loans.

Disruptions in our sources of financing and continued disruption in the secondary mortgage market could continue to adversely impact our earnings and financial condition. We have significant financing needs that we historically have met through the capital markets, including the debt and secondary mortgage markets. These markets are currently experiencing unprecedented disruptions, which have had and may continue to have an adverse impact on the Company's earnings and financial condition. Current conditions in the debt markets, which have increased the cost and significantly reduced the availability of debt, may continue or worsen in the future.

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

Interest rate fluctuations can affect the profitability of our mortgage loans. Changes in interest rates can affect the volume, net interest income and sale of mortgage loans originated and purchased by us. When we purchase or originate a loan, we usually have a commitment from a third party to purchase that loan. Generally, we fund the loan using borrowings from our lines of credit that are limited to specific uses and are known as warehouse lines of credit. The warehouse line of credit is repaid upon the sale of the warehoused loans. Before we sell the mortgage loan, we are entitled to receive interest income on the loan from the borrower and we simultaneously pay interest expense to the institution providing the warehouse line of credit. The interest rate we receive during this period and the interest rate we pay are usually different. The profitability of the loan is affected by this difference and fluctuations in interest rates before the mortgage loan is sold. Although we generally had a commitment to sell the mortgage loan before we commit to fund the mortgage loan, there are situations in which we bear a risk of changes in interest rates prior to the mortgage loan being sold. In particular, if interest rates increase during the time before we sell an uncommitted mortgage loan but after we have funded the mortgage loan, we could be required to sell the principal of the mortgage loan for less than we funded, thereby decreasing the mortgage loan's profitability or incurring a loss on the mortgage loan's sale.  Currently the Company does not have a lending facility.  All collateral was seized by the lenders due to the Company’s default status.  Since all Mortgage loans held for sale and the related line facility have been eliminated all expenses related to such have been recorded accordingly, net of income.

Sub prime loans may incur losses in the current interest rate market.  Recent economic developments have dramatically reduced the ability of mortgage bankers to sell sup-prime and hard money loans into the secondary market. A growing number of sub-prime companies have gone out of business due to pressures within the financial markets which have made it more difficult to sell originated whole loans to investors. These sub-prime loans are currently being sold at a discount to their face value which would cause the company to lose money on any transactions where such loans were originated. The Company does not engage in originating loans in the sub-prime market and believes its exposure there is limited, but should the Company enter into this market sector, its ability to sell these loans may be severely restricted.

Reduction of Mortgage Investors to purchase sub-prime loan portfolios may restrict our ability to sell our other loan products to investors.  A number of large mortgage banking companies who specialize in the sub-prime lending market have recently gone out of business causing the industry to restrict the number of loan products certain of these investors purchase. Large mortgage conduits such as Bear Stearns, Goldman Sachs, Chase and others who are financially stable, have restricted their purchase portfolio recently in light of the sub-prime business failure.

Payments for mortgage loan servicing rights may be less in times of stable or declining interest rates.  The prices we receive upon the sale of mortgage loans and servicing rights depend upon a number of factors, including the general supply of and demand for mortgage servicing rights, as well as prepayment and delinquency rates on the portfolios of mortgage servicing rights being sold.  Interest rate changes can also affect the profitability of the sale of mortgage loan servicing rights to a third party.  Purchasers of mortgage loan servicing rights analyze a variety of factors to determine the purchase price they are willing to pay, including the prepayment sensitivity of servicing rights.  Because of the increased likelihood of prepayment of loans in periods of declining interest rates, the price of mortgage loan servicing rights related to higher rate mortgage loans may be less than in times of stable or increasing interest rates, which could adversely affect our operations and financial condition.  We currently do not have any loans of which we are servicing.

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

Virtually all our assets are pledged to secure debt leaving few if any assets that might be distributed to shareholders  in a liquidation.   On August 11, 2008, the Company, entered into and closed that certain Security Agreement (the "DIP Security Agreement") with AJW Partners, LLC, AJW Master Fund, ltd. and New Millennium Capital Partners, LLC (the “DIP Funders”) as, which was authorized and  approved by the Bankruptcy Court.  Pursuant to the  DIP Security Agreement, the DIP Funders have agreed to provide the Company with financing in the amount up to $500,000 and the Company agreed to issue Senior Secured  Administrative Priority, Debtor-In-Possession Callable Secured Convertible Notes (the “DIP Notes”) in an aggregate amount up to $500,000

We may need additional equity financing, which may or may not be available, to expand our business and to reduce our interest costs.  Our primary operating cash requirement is the funding or payment of interest expense incurred on borrowings.  We also must fund general operating and administrative expenses and from time to time capital expenditures. We currently fund these cash requirements primarily through our Debtor in Possession financing described above. Our current plan is to decrease our reliance on the lines of credit and increase the volume of loan sales.  Our ability to implement this business strategy will depend upon our ability to increase stockholders’ equity thereby establishing a reserve, which may be used to fund loans.  There can be no assurance that we will be able to raise additional equity on favorable terms. We cannot presently estimate the amount and timing of additional equity financing requirements because such requirements are tied to, among other things, our growth.  If we were unable to raise such additional capital, our ability to expand and our results of operations and financial condition could be adversely affected.

Defaults in mortgage loans or characteristics of property securing the mortgages may adversely affect our ability to sustain the volume of mortgages.  We funded mortgage loans by drawing on our line of credit, then as soon as possible and typically within fifteen days, sell the loan in the secondary market.  We use the proceeds of the sale of a loan to repay the amount borrowed to fund that loan.  Thus, the composition of mortgage loans we hold changes from day to day.  There are also loans that for one reason or another we do not sell, but hold.  This is rare, but does happen from time to time.  During the time we hold any mortgage loans, we are subject to increased credit risks, including risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance, such as those occurring from earthquakes or floods.  In the event of a default on any mortgage loan we hold, we will bear the risk of loss of principal to the extent that the value of the secured property and any payments from an insurer or guarantor are less than the amount owed on the mortgage loan and the costs of realizing on the collateral.  Any loans in default will also cease to be eligible collateral for our borrowings, which means we will have to finance the loan out of other funds until it is ultimately liquidated.  Although we intend to establish reserves in amounts we believe are adequate to cover these risks, there can be no assurance that any such reserves will be sufficient to offset losses on mortgage loans in the future.  Even assuming that properties securing mortgage loans we hold provide adequate security for such mortgage loans, there will likely be delays, which could be substantial, in prosecuting foreclosures.  State and local statutes and rules may delay or prevent foreclosure on, or sale of, the mortgaged property and may limit revenues in which case proceeds we receive may not be sufficient to repay all amounts due on the related mortgage loan.  Some properties that collateralize our mortgage loans may have unique characteristics or may be subject to seasonal factors that could materially prolong the time period required to resell the property.

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

Item 7.	Financial Statements.

Pollard-Kelley Auditing Services, Inc.……………………………………………………………
Auditing Services	4500 Rockside Road, Suite 450 Independence, OH 44131 330-836-2558

Report of Independent Registered Public Accounting Firm

Board of Directors
Shearson Financial Network, Inc.

We have audited the accompanying balance sheets of Shearson Financial Network, Inc. and Subsidiaries as of December 31, 2007, the revised balance sheet for December 31, 2006, and the related and revised statements of income, changes in stockholders’ equity, and cash flows for the three year period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006 and the results of its operations and it cash flows for three year period ended December 31, 2007, in conformity with U.S. generally accepted accounting standards.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Going Concern portion of Note 1 to the financial statements, the Company has generated significant losses to date and has filed for restructuring under the Bankruptcy code in June, 2008.  This factor among others raises substantial doubt about the Company’s ability to continue as a going concern.  Management plans in relation to this matter are also discussed in the Going Concern portion of Note (2).  The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Independence, Ohio
January 16, 2009

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

		Restated
	December 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$2,691	$9,032
Mortgage loans held for sale	--	19,760,396
Accounts receivable and receivables from loans sold, net	--	1,587,419
Prepaid and other current assets	--	114,068
Total current assets	2,691	21,470,915

Property and equipment, net	1,325	1,417,227

Other assets:
Goodwill	--	6,709,937
Unamortized debt discount	--	832,117
Capitalized investment	--	352,829
Total other assets	--	7,894,883

Total assets	$4,016	$30,783,024
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$1,244,531	$1,035,525
Accrued judgments payable	23,411,865	--
Stock subscription payable	--	20,000
Interest payable	2,490,327	356,426
Notes payable – secured	2,438,247	1,200,000
Notes payable - unsecured	8,572,094	955,176
Notes payable – related party	111,891	102,010
Line of credit	--	19,426,568
Total current liabilities	38,268,955	23,095,705

Long term liabilities:
Long term debt, net of current portion	--	1,000,000
Total long term liabilities	--	1,000,000
Total liabilities	38,268,955	24095705
Minority shareholder interest	(249,670)	253,430
Derivative Liability	--	78,194
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized 10,500 issued and outstanding at December 31, 2007 and December 31, 2006, respectively	4,250,000	4,250,000
Common stock, $0.001 par value, 300,000,000 shares authorized 40,111,099 and 3,328,743 shares issued and outstanding December 31, 2007 and December 31, 2006, respectively	40,111	3,329
Additional paid-in capital	28,551,751	27,254,802
Accumulated deficit	(70,857,130)	(25,152,435)
Total stockholders' equity	(38,015,269)	(6,355,696)
Total liabilities and stockholders' equity	$4,016	$30,783,024

See accompanying notes to consolidated financial statements.

SHEARSON FINANCIAL NETWORK, INC.
STATEMENT OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
		Restated	Restated
Revenues
Loan origination and sale of mortgage loans	$2,953,706	$8,532,953	$6,083,748
Marketing revenues and commissions	--	--	335,536
Rental income	--	--	6,905
Total revenue	2,953,706	8,532,953	6,426,190

Cost of sales	522,047	2,839,108	2,786,367

Gross Profit	2,431,659	5,693,845	4,039,822

Expenses
Salary and payroll taxes	1,899,264	3,224,681	3,143,080
Professional fees	1,162,816	3,716,388	3,041,777
Selling, general and administrative	1,638,123	2,896,950	3,926,577
Depreciation expense	871,107	664,186	684,820
Total expenses	5,571,310	10,502,205	10,796,254

Loss from operations	(3,139,651)	(4,808,360)	(6,756,432)

Other (expense) income
Interest expense	(2,202,944)	(694,139)	(184,290)
Debt discount amortization	(832,117)	(167,883)	(2,904,110)
Impairment of goodwill	(6,709,937)	--	(2,698,498)
Write down of investment	(352,829)	352,829	(352,829)
Bad debts	(1,276,847)	--	--
(Reinstatement) forgiveness of debt	(7,818,216)	7,818,216
Judgments	(23,411,865)	--	--
Loss on fixed asset valuation in bankruptcy	(541,584)	--	--
Gain on sale of asset	--	--	1,966,393
Total other (expense) income	(43,146,339)	7,309,023	(4,173,333)

(Loss) income before minority shareholder interest	(46,285,990)	2,500,663	(10,929,765

Loss applicable to minority shareholder interest	503,101	164,397	--
Net (loss) income	(45,782,889)	2,336,266	(10,929,765)
Other comprehensive income
Decrease in fair value of derivatives	78,194	1,342,972	--
Net comprehensive income	78,194	1,342,972	--

Net other comprehensive (loss) income	$(45,704,695)	$3,679,238	$(10,929,765)
Dividends on preferred shares	--	--	(69,481)
Net (loss) income applicable to common shareholders	$(45,704,695)	$3,679,238	$(10,999,246)
Net (loss) income per share, basic and diluted	$(0.09)	$5.30	$(100.26)
Net (loss) income per share applicable to comprehensive income	$(0.09)	$5.30	$(100.26)
Net loss per common share, applicable to common shareholders, basic and diluted	$(0.09)	$5.30	$(100.26)
Net loss per share applicable to comprehensive income	$(0.09)	$5.30	$(100.26)
Weighted average number of common shares outstanding, basic and diluted	4,232,644	693,591	109,712

See accompanying notes to consolidated financial statements

SHEARSON FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
		Restated	Restated
Cash flows from operating activities:
Net income (loss)	$(45,782,889)	$2,336,266	$(10,929,765)
Adjustments to reconcile net income (loss) from operations to net cash (used in) operations:
provided by operations:
Depreciation	871,107	664,186	684,820
Debt discount amortization	832,117	167,883	2,904,110
Stock based expenses	808,310	3,733,375	2,972,838
Forgiveness of debt	7,818,216	(7,818,216)
Write down of investment	352,829	(352,829)	352,829
Impairment of goodwill	6,709,937	--	2,698,498 732,105
Bad debts	1,276,837	--	--
Gain on sale of asset	--	--	(1,966,393)
Loss on asset disposition	541,584	--	162,978
Judgments	23,411,865	--	--

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and receivables from loans sold, net	691,149	(889,849)	123,391
(Increase) decrease in mortgage loans available for sale	--	(18,929,196)	10,074,577
(Increase) decrease in prepaid expenses	114,068	319,213	177,650
(Increase) decrease in other assets	--	--	88,810
Increase (decrease) in accounts payable and accrued expenses	209,086	86,990	(2,072,271)
Increase (decrease) in stock subscription payable	(20,000)	20,000	--
Increase (decrease) in interest payable	2,133,900	215,632	88,111
Increase (decrease) in minority shareholder interest	(503,101)	164,396	532,595
Net cash (used in) provided by operating activities	(534,975)	(20,282,147)	5,875,041
Cash flows from investing activities:
Purchase of fixed assets	3,212	(5,081)	(12,209)
Net cash provided by (used in) investing activities	3,212	(5,081)	(12,209)
Cash flows from financing activities:
Advances (payments)on lines of credit	--	18,597,711	(8,428,350)
Proceeds from notes payable	--	1,692,652	--
Proceeds from related notes payable	--	43,833	617,846
Payments of notes payable	--	(300,000)	(66,799)
Issuance of stock for debt	525,421	--	--
Exercise of warrant	--	(1,726)	--
Redemption of treasury stock		--	271,600
Issuance of common stock	--	242,389	--
Dividends paid on preferred shares of subsidiary	--	--	(69,481)
Net cash provided by (used in) financing activities	525,421	20,274,859	(6,202,551)
Net decrease in cash and cash equivalents	(6,341)	(12,369)	(176,740)
Cash and cash equivalents, beginning of period	9,032	21,401	198,141
Cash and cash equivalents, end of period	$2,691	$9,032	$21,401
Supplemental disclosure of cash flow information
Interest paid	$--	$367,500	$251,199

See accompanying notes to consolidated financial statements.

SHEARSON FINANCIAL NETWORK, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

							Accumulated		Total
	Common Stock		Preferred		Treasury	Additional Paid	Comprehensive	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Stock	In Capital	Income	Deficit	Equity

Balance 12 31 2004	7,306,675	$7,307	-	$-	$(271,600)	$17,953,311	$-	$(17,832,428)	$(143,411)
Stock issued for services	2,595,221	2,595				722,825			725,420
Stock issued for warrant	902,675	903							903
Stock issued for equity services	23,656,470	23,656				1,529,196			1,552,852
Stock issued for A/P settlement	194,320	194				182,345			182,539
Stock issued for Debt	1,909,000	1,909				320,301			322,210
Stock issued for deferred compensation	416,667	417				37,083			37,500
Stock subscription payable	82,150	82				82,150			82,232
Stock issued for acquisition	480,930	481				98,938			99,419
Treasury stock issued for services					271,600				271,600
Dividends paid on preferred shares of subsidary								(69,481)	(69,481)
Net Loss	-	-	-	-	-	-	-	(10,929,765)	(10,929,765)
Subtotal	30,237,433	30,237	-	-	271,600	2,972,838	-	(10,999,246)	(7,724,571)

Balance 12 31 2005	37,544,108	$37,544	-	$-	$-	$20,926,149	$-	$(28,831,673)	$(7,867,979)
Stock issued for settlement of AP	8,010,000	8,010				312,390			320,400
Stock issued for services	137,485,000	137,485				3,024,865			3,162,350
Stock issued for deferred compensation	27,077,808	27,078				993,610			1,020,688
Stock issued for services 2005 reversed 2006	(1,900,000)	(1,900)				(207,100)			(209,000)
Exercise of warrant	1,725,911	1,726				(1,726)			0
Stock issued for acquisition	80,000,000	80,000				1,920,000			2,000,000
Stock preferred issued for acquisition		-	10,500	4,250,000					4,250,000
Adjustment by transfer agent	59	0							0
Net income	-	-	-	-	-	-	1,342,972	2,336,266	3,679,238
Subtotal	252,398,778	252,399	10,500	4,250,000	-	6,042,039	1,342,972	2,336,266	14,223,676

Balance 12 31 2006	289,942,886	$289,943	10,500	$4,250,000	$-	$26,968,188	$1,342,972	$(26,495,407)	$6,355,696

Balance Adjustment for 1:2 and 200:1	3,328,743	$3,329	10,500	$4,250,000	$-	$27,254,802	$1,342,972	$(26,495,407)	$6,355,696
Stock issued for services	7,056,958	7,057				655,895			662,952
Stock issued for debt	4,811,213	4,811				500,031			504,842
Stock issued for wages	375,000	375				74,625			75,000
Adjustment by transfer agent	2,075	2				(2)			0
Stock issued for debt in 2008 recorded in 2007	12,537,110	12,537				21,599			34,136
Stock issued for services in 2008 recorded in 2007	12,000,000	12,000				44,800			56,800
Net loss	-	-	-	-		-	78,194	(45,782,889)	(45,704,695)
Subtotal	36,782,356	36,782	-	-	-	1,296,948	78,194	(45,782,889)	(44,370,965)

Balance 12 31 2007	40,111,099	$40,111	10,500	$4,250,000	$-	$28,551,750	$1,421,166	$(72,278,296)	$(38,015,269)

See accompanying notes to consolidated financial statements.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(1)	Restatement:

For the year ended December 31, 2006, the balance sheet had other assets totaling $1,184,946, and is restated to show  the unamortized debt discount of $832,117 and capitalized investment of $352,829, of which made up the total.  Additional paid in capital and common stock was adjusted to reflect the reverse stock split of 1:2 and 200:1.  On the statement of operations for the same period, capitalized investment is recorded as other (expense) income, reclassed from selling and general administrative, for comparable purposes.  The net effect to the statements for the above restatements remained the same.

Debt issue with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; Accounting for Derivative Instruments and Hedging Activities.  The fare value of the embedded derivative is recorded to derivative liability.  This liability is required to be marked each reporting period.  The resulting discount on the debt is amortized to interest expense over the life of the related debt.  The derivative liability at December 31, 2006 and 2006 was computed based upon the actual amount of debt converted in 2007 and 2008 before the bankruptcy filing.  The balance of the Derivative liability at December 31, 2007 and 2006 was $0 and $78,194 respectively.  For the year ended December 31, 2007 and 2006 the net comprehensive income resulting from the adjustment was $78,194 and $1,342,972, respectively.

For the year ended December 31, 2005, the gain on sale of asset has been adjusted to reflect, the gain on the sale of the Company’s 84.9% interest in Ocean West as $1,966,393 and the impairment of its related goodwill of $2,698,498.  The net effect to the statements remained the same after this adjustment.

(2)	Summary of Significant Accounting Policies:

Basis of Presentation:

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

On June 16, 2008, Shearson Financial Network, Inc. filed a voluntary Chapter 11 Bankruptcy petition for relief in the United States Bankruptcy Court for the District of Nevada.

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will reorganize and continue as a going concern. As shown in the accompanying financial statements, the Company had a net loss of $45,704,695 for the year ended December 31, 2007 and filed for restructuring under the Bankruptcy code in June, 2008.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Management is attempting to restructure its obligations through a Chapter 11 voluntary petition filed on June 16, 2008, to sustain operations until it can market its services, expands its customer base, and achieves profitability. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Nature of Business:

The Company is a direct-to-consumer mortgage broker and banker with revenues derived primarily from origination commissions earned on the closing of first and second mortgages on single-family residences (“mortgage loans” and “home equity loans”).

Principles of Consolidation:

The consolidated financial statements include the accounts of Shearson Financial Network, Shearson Home Loans and Allstate Home Loans, Inc, of which the Company, on July 29, 2006, acquired 85% of the outstanding common stock through a stock exchange.  The minority shareholder interest of 15% of Allstate Home Loans amounts to $249,670 which is reflected on the accompanying consolidated balance sheet.  All significant inter-company accounts and transactions have been eliminated.

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

Mortgage Loans Held for Sale:

Mortgage loans held for sale to investors are stated at the lower of cost or market value computed on the aggregate method by residential loan type (unrealized losses are offset by unrealized gains) and are evaluated at the end of each year, and are determined by outstanding commitments from investors or current investor yield requirements.  The amount by which cost exceeds market value is accounted for as a valuation allowance and any changes in the valuation allowance are included in the determination of net income.  As of December 31, 2007, the balance of Mortgage Loans Held for Sale was -0- and no valuation allowance was required.  As of December 31, 2006, there was no valuation allowance required as cost was estimated not to exceed market value.  A substantial portion of loans was sold to investors within 30 days subsequent to December 31, 2006.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Mortgage Servicing:

The Company recognizes as separate assets or liabilities the obligation to service mortgage loans for others, through loan origination, by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair values.  Amortization of mortgage service assets or rights (“MSRs”) is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSRs.  Amortization of mortgage service liabilities  (“MSLs”) is based on the ratio of net servicing costs paid in the current period to total net servicing costs projected to be paid from the MSL.  Projected net servicing income is in turn determined by the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization.  The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience.  MSRs are periodically evaluated for impairment, which is recognized in the statement of operations during the applicable period through additions to an impairment reserve.  For purposes of performing its impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics including loan type and interest rate.  The Company has determined that no impairment allowance is needed as of December 31, 2007 and December 31, 2006. For the year ended December 31, 2007 and December 31, 2006, no mortgage servicing rights were capitalized. Amortization expense related to mortgage servicing rights for the years ended December 31, 2007 and December 31, 2006, was $0, respectively.

Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty years. The Company reevaluated its usefule lives of certain of its assets and accelerated lives of some of its equipment.  The acceleration of this depreciation related to $281,025.  Total depreciation expense related to property and equipment was $871,107 and $664,186 for the year ended December 31, 2007 and the year ended December 31, 2006. Maintenance and repairs are charged to operations when incurred.  Major betterments and renewals are capitalized.  Gains or losses are recognized upon sale or disposition of assets.  The loss on the disposal of assets was $541,584 and $0, for the years ended December 31, 2007 and December 31, 2006, respectively.

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

Intangible Assets:

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

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The carrying amount of the reporting units was determined by management to exceed its implied fair value The Company feels there has been impairment of the remaining Goodwill due to; decrease in revenues for the company, increases in expenses for the company and certain non cash related items.  As of December 31, 2007, the Company has impaired the remaining balance of its Goodwill in the amount of $6,709,937.

Revenue and Cost Recognition:

Revenue from the sale of loans is recognized at the time the loans are sold or when the Company has shipped the loan file to independent investors consistent with the criteria established in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  At this point, all of the services required to be performed for such revenues have been completed.  Loan origination costs and incremental direct costs are deferred and recognized over the term of the loan as an adjustment of the loan yield until the loan is sold.  Incremental direct costs include credit reports, appraisal fees, document preparation fees, wire fees, tax and filing fees, funding fees and commissions.  When the loan is sold and service is released, the unamortized loan origination costs and incremental direct selling costs are netted against the revenue and recorded to the statement of operations.  Revenue from the servicing of loans are recognized as earned.

Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders after reducing net income by preferred stock dividend, by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation for the years ended December 31, 2007 and 2006 as the amounts are anti-dilutive.

Advertising:

The Company expenses advertising costs as incurred.  The advertising costs for the year ended December 31, 2007 and the year ended December 31, 2006  were $34,577 and $352,942, respectively.

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

The amounts that have been charged against income for those services were approximately $808,310 and $3,733,375 for 2007 and 2006, respectively.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) effective December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As of December 31, 2007, the Company has no outstanding employee stock options; therefore unless the Company should grant stock options to its employees, The Company expects the adoption of this standard will not have a material impact on its financial statements assuming employee stock options are not granted in the future.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(3)	Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty years. The Company reevaluated its usefule lives of certain of its assets and accelerated lives of some of its equipment.  The acceleration of this depreciation related to $281,025.  Total depreciation expense related to property and equipment was $871,107 and $664,186 for the year ended December 31, 2007 and the year ended December 31, 2006. Maintenance and repairs are charged to operations when incurred.  Major betterments and renewals are capitalized.  Gains or losses are recognized upon sale or disposition of assets.  The loss on the valuation of fixed assets in bankruptcy was $541,584 and $0, for the years ended December 31, 2007 and December 31, 2006, respectively.

A summary is as follows:	December 31,	December 31,
	2007	2006
Furniture and fixtures	$800,779	$803,228
Equipment	1,636,786	1,643,159
Software	896,005	896,004
Leasehold improvements	109,477	109,477
Automobiles	17,295	17,295
	3,460,342	3,469,163
Less accumulated depreciation, amortization	(2,917,433)	(2,051,936)
And loss on fixed asset valuation in bankruptcy	(541,584)	--

Property and equipment, net	$1,325	$1,417,227

(4)	Goodwill:

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

As of December 31, 2006 there was $6,709,937 of goodwill recorded relating to the Company’s acquisitions of Las Vegas Mortgage, Allstate Home Loans and  certain assets of EHome Credit.

After reviewing the requirements of FASB 142, the Company has elected to recognize the impairment of all the Goodwill for the year ended December 31, 2007 in the amount of $6,709,937 due to loss of warehouse lines and the June, 2008 bankruptcy filing.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(5)	Other Assets:

As of December 31, 2007, the company amortized the balance of the unamortized debt discount in the amount of $832,117, see Note (8).

On April 14, 2004, the Company recorded $712,859 as other assets for advances made to Consulting Services towards an agreement for the placement of equity financing.  In 2005, the Company wrote down the investment to $352,829 as a reserve since there was a dispute involving the agreement.  Consulting services entered into litigation for a breach of claim an the Company elected to write off its remaining investment of $352,829.  The balance of other assets for the year ended December 31, 2007 is $0.

As of December 31, 2007, the Company had a receivable from certain shareholders of EHome, for the monies owed of  $1,276,847 of EHome.  The Company’s inability to collect the receivable resulted in the amount to be recorded as a bad debt.

(6)	Credit Facilities and Joint Venture Agreement:

On September 21, 2004 the Company entered into a term loan facility with Club Vista Holdings Inc., (“Club Vista”) pursuant to which a revolving line of credit arrangement for which $5,000,000 can be borrowed from time to time on a secured basis. Collateral shall be evidenced by an assignment of Borrowers interest in all mortgage notes for which funds have been advanced.  Interest under the term loan facility will be determined and imposed in accordance with the respective cost of funds that Lender may incur.  The maturity will be on a revolving basis for the incurrence of indebtedness for the period of one year.  The funds advanced under this facility will be used exclusively as follows; to fund home loans and various costs, fees, expenses and other payments made in connection with the loans made by the Borrower, to fund any fees relating to warehouse banking lines and for any such purposes specifically authorized by the Lender in writing.  The net proceeds related to the term loan shall be divided 50/50 between the Company and Club Vista of which the Company shall maintain at all times a separate accounting for such transactions. As of December 31, 2007 and December 31, 2006, the Company’s balance on this facility was $5,000,000 and $0, respectively. During the year ended December 31, 2006, the company was informed that the debtor, a non related party, elected to write off the balance of the note of 5,000,000   which the company’s then existing management treated as resulting in the forgiveness of debt.  During the fourth quarter of 2007 the Company's then existing management elected to reinstate the debt with interest accruing from January 1, 2007. The debtor filed a claim in the bankruptcy filing in 2008.  For further information refer to Note (18) in the notes to consolidated financials statements as described herein.

On September 14, 2004, the Company entered into a joint venture agreement with Club Vista to offer a product, home equity lines of credit or HELOC.  The proceeds of such will be split 50/50 between both parties.  The credit facility of this joint venture shall be contributed by Club Vista in the form of a mortgage warehouse credit facility for $10,000,000 to be collateralized by the Note and Deed of Trust on each and every loan transaction.  Borrowings may only be used for the sole purpose of warehousing CDA loans.  No interest shall be paid on the initial contributions to the capital of the joint venture.  The joint venture may be dissolved at any time by agreement by both parties.  During 2006, Club Vista elected to dissolve the joint venture. During the year ended December 31, 2006, the company was informed that the debtor, a non related party, elected to write off the balance of the note of 2,668,216, which the company’s then existing management treated as resulting in the forgiveness of debt.  During the fourth quarter of 2007 the Company's then existing management elected to reinstate the debt with interest accruing from January 1, 2007. The debtor filed a claim in the bankruptcy filing in 2008.  As of December 31, 2007 and December 31, 2006, the balance of the facility was $2,668,216 and 0, respectively.  For further information refer to Note (18) in the Notes to consolidated financials statements as described herein.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(7)	Warehouse Lines of Credit:

Loans that are closed using our own credit facilities are funded through short term borrowing on our warehouse lines of credit. We paid interest on funds advanced under the warehouse line of credit at a pre-negotiated rate. The rate at which we borrow is variable in nature and typically averages between 6.5% and 8.5%. Currently we no longer have a warehouse line of $10 million with Warehouse One.  The facility was secured by the mortgage loans financed through the line, related mortgage servicing agreements, of which we repay the outstanding balance under the warehouse line with the proceeds from the sale of mortgage loans. The additional proceeds earned from loan sales also replenished working capital.  The loan agreement with the Warehouse One contained two restrictive covenants relating to tangible net worth of not less than $4,750,000 and a debt to equity ration no greater than 10:1. On April 5, 2007, the Company was in default and the lending relationship was terminated. As of December 31,2007 and 2006, the balance on this facility was $0 and $779,492, respectively.

Allstate Home Loans, Inc., which the Company acquired 85% of the outstanding stock on July 27, 2006, had a line of credit with IMPAC and RFC.  The IMPAC line was a credit facility for $50,000,000, charged interest averaging between 6.5% and 8.5% and was personally guaranteed by Greg Shanberg, former President of Allstate Home Loans.  The balance on this facility as of December 31, 2007 and December 31, 2006 was $0 and $466,695, respectively.  The Company repaid the loans outstanding of $446,695 and elected not to use the facility further.

The RFC line of credit was a $30,000,000 facility, charges interest averaging between 6.5% and 8.5% and was personally guaranteed by Greg Shanberg, former President of Allstate Home Loans and Shearson Home Loans.  The facility contained restrictive covenants of which tangible net worth must be greater than $4,000,000, debt leverage ratio must not exceed 15:1 and which cash must not be less than $800,000.  Allstate Home Loans, Inc. did not meet the cash requirement and was in default.  The balance of this facility for the years ended December 31, 2007 and December 31, 2006 is $0 and $18,180,381, respectively.  The facilities were collateralized by the related mortgage loans receivable.  On November 28, 2006, RFC notified the Company of its default status due to the Company’s inability to pay accrued unpaid interest and fees, as well as certain prepayments.  RFC demanded that the Company make the required payments, in a letter dated April 30, 2007.  Sometime thereafter RFC seized its collateral and terminated its lending arrangement with The Company.  RFC sought remuneration through litigation. On June 3, 2008, the Court enters judgments against Allstate Home Loans, Inc., Shearson Financial Network, and Shearson Home Loans in the amount of $13,360,107.41.  That same day the Court also entered a separate judgment against Allstate Home Loans, Inc. in the amount of $2,648,494.19.  Any claim arising out of this litigation would be a general unsecured claim in the Company’s bankruptcy case.

(8)	Convertible Debentures and Common Stock Purchase Warrants:

On June 30, 2006, the Company entered into a Securities Purchase Agreement, (“Agreement”), by and among the Company, AJW Partners, LLC (“Partners”), AJW Offshore, Ltd. (“Offshore”), AJW Qualified Partners (“Qualified”) and New Millennium Capital Partners, II, LLC (“Millennium”). Partners, Offshore, Qualified and Millennium are collectively referred to as the “Purchasers”. The Agreement provides for the sale by the Company to the Purchasers of Secured Convertible Term Notes (the “Notes”) issued by the Company in the aggregate principal amount of $1,500,000 (“Principal Amount”). The Principal Amount was funded by the Purchasers in two installments $500,000 on June 30, 2006 and $500,000 on July 24, 2006. Due to the inability of the Company to effectuate a registration statement, the third installment of $500,000 was not funded.

The Notes mature three years from the date of each Note, June 30, 2009 and July 24, 2009, bear interest at 6% per annum, unless the common stock of the Company is greater than $0.025 per share for each trading day of a month, in which event no interest is payable during such month, and principal and interest due at maturity.

The Notes are convertible into common stock of the Company at 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. In connection with the subject offering, the Company issued an aggregate of 20,000,000 warrants (10,000,000 upon each installment of financing) to purchase common stock at a price of $0.02 per share. The warrants are exercisable for a period of five years. The Company has the right to redeem the Notes under certain circumstances and the right to prevent conversions in any month where the stock price is less than $0.05 per share.  The conversion of the Notes is subject to an effective Registration Statement to be filed by the Company.  As of December 31, 2007, the company was unable to effectuate a registration statement and is in default.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The Company determined the notes contained embedded derivatives to be treated under EITF 00-27, EITF 00-19, and FASB 133.  The estimated fair value of the detachable warrants of $421,166 has been determined using the Black-Scholes option pricing model, using the following assumptions: stock price volatility ranging from 340% to 343%, risk free interest rate of 5.15%, a dividend yield of 0% and a three year term.

It was determined that the derivative liabilities from the conversion feature and liability from the warrants were $704,162 and $295,838 respectively.  The total of $1,000,000 is accounted for as prepaid expense to be amortized over three years.

On January 29, 2007, the Company entered into a certain Promissory Note Conversion Agreement, (“Agreement”) with LaJolla Cove Investors, Inc., (“LJCI”), in which LCJI has purchased a certain Promissory Note by and between the Company and an individual, dated June 1, 2004 for $141,780.03.  This agreement defined certain conversion privileges to LJCI with the Company’s common stock as satisfaction for the Promissory Note.  The agreement also gives the right to LJCI to purchase additional Notes from the Company and its Holders with the same conversion terms, upon agreement by the Company and the Holder.

Conversion Price.  Each of LJCI and Shearson agree that each Promissory Note shall be converted or exchanged (each, a “Conversion”), in whole, up to the full principal balance thereof, into shares of the common stock of the Company (calculated as to each such conversion to the nearest 1/100th of a share), within 60 days from the date of LJCI’s purchase of the Promissory Note. The conversion terms are defined as follows; the number of shares of the Company’s Common Stock into which the Promissory Notes may be converted is equal to the dollar amount of the Promissory Note being converted divided by the Conversion Price. The Conversion Price shall be equal to 82% of the average of the volume weighted average price of the shares of the Shearson Common Stock during the five trading days prior to LJCI’s election to convert.

Conversion Limits. For the conversion period, if and to the extent that, on any date, the holding by LJCI of the Promissory Notes would result in LJCI being deemed the beneficial owner of more than 9.99% of the then outstanding shares of the Company’s common stock, then LJCI shall not have the right, and Shearson shall not have the obligation, to convert or exchange any portion of the Promissory Notes as shall cause LJCI to be deemed the beneficial owner of more than 9.99% of the then outstanding shares of Shearson Common Stock.

Between March 9 and May 8, 2007, the Company exchanged 71,575 common shares post split with LJCI for an amount of $186,095.40 to satisfy in full the note for $141,780.03.

On August 22, 2007, LJCI entered into an agreement with BT Ventures in relation to its Note dated April 20, 2004 for $500,000, to reduce the debt for $190,021.20, in exchange for 896,614 common shares, valued at $231,733.17.  Such shares were exchanged between the period of August 22, 2007 and November 14, 2007.  As of December 31, 2007, there were no outstanding conversion notices for settlement under its agreement with LJCI.

On April 20, 2004, the Company entered into a Bridge Loan and Security Agreement, (“Agreement”) for $500,000 with BT Venture Fund.  The note is convertible upon closing of equity financing of proceeds of $3,000,000 or more, at a conversion price per share of the lesser of (a) $1.50 and (b) 70% of the lowest purchase price per share paid by the investors in an equity financing.  As additional consideration the Company issued common stock purchase warrant equal to 20% of the initial principal portion of the loan divided by a conversion price of $0.02.  The Company has fully amortized the fair value of the warrant using the Black Scholes method. Since, the Company had not consummated said equity financing as outlined in the agreement, there have been no conversion rights allowable under the current arrangement.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

On August 22, 2007, BT Ventures entered into an agreement with LaJolla Cove Investors Inc., related to its Note dated April 20, 2004 for $500,000, to reduce the debt for $190,021.20, in exchange for 896,614 common shares, valued at $231,733.17.  Such shares were exchanged between the period of August 22, 2007 and November 14, 2007.

On November 14, 2007, the Company entered into a Note Conversion and Exchange Agreement to allow the lender to convert in whole or portion thereof in the Company’s common stock.  The conversion price shall equal 64% of the average of the volume weighted average price of the Company’s common stock during the five days prior to the Lender’s election to convert.  Between November 23 and December 13, 2007 the Lender converted a portion of its note in the amount of $32,953 for 3,860,551 shares in the Company’s common stock.  During the first quarter of 2008, the lender converted a portion of its note in the amount of $32,531.28 for 11,530,610 shares of common stock; this exchange was recorded in 2007. As of December 31, 2007, the balance on the note was $587,727.

On February 26, 2004 the Company entered into a Bridge Loan and Security Agreement with an individual, Christopher Baker, in the amount of $500,000.  In conjunction with the Note, the Company agrees to issue a Common Stock Purchase Warrant.  The number of whole shares subject to the warrant shall be calculated by multiplying the principal amount of the note by 50% and dividing the resultant product by the closing market price of the Common Stock as traded on the OTCBB on the date hereof. The exercise price of the warrant is $0.001, except where in certain circumstances.  Should the holder elect to make payment of exercise price by delivering for cancellation securities of the Company (including the unexercised portion of the warrant) outstanding prior to the execution of this warrant, with such securities to be credited towards such exercise price at the fair market value.  The fair market value will be valued at the average of the closing prices for the securities for the 30 day period preceding the notice to convert.  The fair market value of the warrant as agreed by the parties is $249,750 and the fair market value of the note is $250,250.  The Company has fully amortized the fair value of the warrant using the Black Scholes method. Principal of the note will be 10% per annum.  This note is secured by substantially all the assets of the Company as well as a security interest in 300,000 shares of the Company’s Common Stock.

On April 8, 2005 the Company amended its previous agreement dated February 26, 2004 with Christopher Baker.  This amendment in the amount of $550,000, matured on June 15, 2005, with an interest rate of 18% per annum and on that date a maturity payment of $50,000 was due Lender.

On November 15, 2005, the Company entered into a second secured promissory note in the amount of $100,000 with an additional amount due upon maturity of $25,000.  The interest rate is 18% per annum with a maturity of three months.  This note was partially guaranteed by the Company’s CEO, Michael Barron and is secured by substantially all the assets of the Company.

As of July 26, 2006, a judgment was issued on behalf of the lender for an amount totaling $908,940.13, of which are principal, accrued interest and fees for the Note dated April 8, 2005 and $134,308.22 for principal, interest and fees, for the November 15, 2005 note.  The Company agreed to make stipulated payments to settle the debt with interest of 20% per annum.  As of December 31, 2007, the balance of the combined notes, interest and fees was $903,944, with interest of 20% per annum.

The notes as described above dated February 26 and April 4, 2004, totaling $1,000,000 provided the debt holders warrants to purchase 116,667 shares of common stock at a weighted average exercise price of $2.38 per share.  In accordance with EITF 00-27, the Company has determined the value of the convertible debenture and the fair value of the detachable warrants issued in connection with this debt.  The estimated value of the warrants of $275,750 was determined using the Black-Scholes option pricing model under the following assumptions: life of 1 year, risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 142%.  The face amount of these debts of $1,000,000 was proportionately allocated to the convertible debt and the warrants.  As of December 31, 2007, all previous issued warrants pertaining to such debt have been recorded and amortized accordingly.   There are no outstanding warrants which have not been recorded as a liability as December 31, 2007.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(9)	Long-Term Debt:

A summary of long term debt is as follows:
	December 31, 2007	December 31, 2006
Secured Debt:
Secured Convertible Term Notes dated June 30, 2006, issued by the Company to various investment entities. See footnote (8).	$999,072	$1,000,000

Convertible Secured Promissory Note, dated April 20, 2004, to an entity. See footnote (8).	568,077	500,000

Secured Note dated February 26, 2004, with an individual.
See footnote (8).	871,098	700,000

Total secured debt	2,438,247	2,200,000

Unsecured Debt:
Unsecured promissory note payable to an individual, bearing interest at 10% per annum, payable upon demand.	25,191	141,780

Unsecured promissory note payable to an individual, bearing interest at 10% per annum, payable upon demand.	88,700	125,000

Unsecured promissory note payable to an individual, bearing interest at 10% per annum, payable upon demand.	639,987	688,396

Unsecured notes payable to Club Vista Holdings, payable on demand.	7,818,216	--

Unsecured promissory note payable to a related party, bearing interest at 10% per annum, payable upon demand.	111,891	102,010

Total unsecured debt	8,683,985	1,057,186

Total debt	11,122,232	3,257,186

Less current maturities	(11,122,232)	(2,257,186)

	$--	$1,000,000

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The following table summarizes the aggregate maturities of debt:

Years ending
2008	$11,122,232

Thereafter	--
$11,122,232

Interest expense incurred under debt obligations amounted to $2,202,944 and $688,815, for the year ended December 31, 2007 and the year ended December 31, 2006.

(10)	Commitments and Contingencies:

Operating Leases

The Company leases its facilities that expire through the year 2009.  These agreements generally provide that the Company pay operating costs such as taxes, insurance, and maintenance.

Receiver has not affirmed any leases in bankruptcy.

Future annual minimum payments under operating leases are as follows:

Years ending December 31,

2008	$323,580
2009	235,250
Thereafter	-
$58,830

Rental expense under operating leases for the year ended December 31, 2007 and the year ended December 31, 2006 was $418,698 and $401,829, respectively.

Litigation

On June 16, 2008, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court located in Law Vegas, Nevada (the " Bankruptcy Court").  The Company's case is No. 08-16350.   The Company is continuing to manage its affairs as debtor in possession. The Company elected to seek bankruptcy protection to protect and preserve their assets for the benefit of creditors and stockholders and is currently evaluating the alternatives to maximize the value of its assets.

IndyMac Bank F.S.B. v. Ocean West Enterprises, Ocean West Holding Corp., Consumer Direct of America, n/k/a Shearson Financial Network, Inc., and Joseph Cosio-Barron, and Related Cross-Claims, Case No. GC036470, Superior Court, Los Angeles County, California

On December 29, 2005, IndyMac Bank F.S.B. (“IndyMac”) filed a complaint against Ocean West Enterprises (“OWE”), Ocean West Holding Corp. (“OWHC”), and Consumer Direct of America n/k/a Shearson Financial Network, Inc. (the “Company”), which alleged claims arising from breach of a Settlement Agreement dated as of April 30, 2003 with OWE and OWHC, as well as the Company as the principal stockholder of OWE.  On May 5, 2008, AskMeNow filed a First Amended Cross-Complaint against the Company and OWE in this litigation alleging claims for fraud, breach of fiduciary duty, breach of contract, breach of the covenant of good faith and fair dealing, and indemnity.  Both IndyMac’s complaint and AskMeNow’s First Amended Cross-Complaint were pending as of the date the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Petition Date”) and thus were stayed as to the Company by operation of the automatic stay in 11 U.S.C. § 362(a) (the “Automatic Stay”).  Any claim against the Company arising out of this litigation is believed to be a general unsecured claim in the Bankruptcy Case.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Sandpost LLC v. Shearson Financial Network f/k/a Consumer Direct of America, Case No. 06-A531927-C, District Court, Clark County, Nevada (“Nevada District Court”)

On November 22, 2006, Sandpost, LLC filed a complaint against the Company for breach of an Amended Lease Agreement, dated July 30, 2003, for office space at 6330 South Sandhill Road, North Las Vegas, Nevada, and breach of a Promissory Note to pay past due rent.  On August 17, 2007, the above-referenced court entered a Confession of Judgment, thereby partially satisfying the judgment, and thereby leaving a balance still owing on that date of $66,426.92. This judgment was outstanding as of the Petition Date and thus is a general unsecured claim against the Company in the Bankruptcy Case.

Fontenot v. Ocean West Enterprises, Inc., Consumer Direct of America n/k/a Shearson Financial Network, Superior Court, Orange County, California, Case 05CC07654

On July 31, 2007, the above-referenced California state court entered a judgment after a trial in favor of Fontenot for $555,000 in damages for alleged wrongful termination in violation of public policy, and an additional $152,922.59 for additional unpaid wages, penalties and interest under the California Labor Code, for a total judgment of $707,922.59.  On September 7, 2007, Fontenot commenced a separate action in Nevada District Court, Case No. A547732, to enforce the foreign judgment in Nevada.  The Nevada enforcement action remained pending as of the Petition Date, and thus was stayed by operation of the Automatic Stay.  Further, any claim against the Company arising out of this judgment is a general unsecured claim in the Bankruptcy Case.

Consulting Services, LLC v. Consumer Direct of America/Shearson, Case 1:04-cv-01071-WBH, U.S. District Court for the District of Georgia

On April 19, 2004, Consulting Services, LLC (“Consulting Services”) filed a complaint arising from an alleged breach of an Asset Acquisition Agreement dated December 18, 2003.  On February 12, 2008, the Company consented to a default judgment as to liability, but the amount of damages was unresolved.  On February 21, 2008, the above-referenced court entered an order and judgment which awarded Consulting Services $2,598,306.72.  On June 5, 2008, Consulting Services filed a related action in the U.S. District Court for the District of Nevada, Case No. 2:2008ms00044-NA, wherein it registered its foreign judgment against the Company in Nevada.  This is a general unsecured claim in the Bankruptcy Case.

Two Barrett Lakes Office Center, LLC v. South County Financial Services, LLC, Consumer Direct Lending, Inc., n/k/a Shearson Homes Loans, Consulting Services, LLC, Randall Bristol, and Kevin Bonds, Case 2004-A-4076-2, State Court, Cobb County, Georgia

Two Barrett Lakes Office Center, LLC (“Two Barrett”), as landlord, entered into a Lease with South County Financial Services, LLC (“South County”), as tenant, for certain office premises located in Cobb County, Georgia.  South County allegedly stopped doing business in the spring of 2003, and its principals thereafter allegedly operated Consulting Services to engage in a similar business on the leased premises.  Consulting Services allegedly stopped doing business in December 2003.  Consulting Services thereafter allegedly sold its assets to the Company.  Two Barrett also alleged that the Company operated thereafter out of the leased premises and had paid rent.  The amended complaint filed by Two Barrett alleged that the Company was obligated under the Lease, and based thereon alleged that the Company breached the Lease and tortuously interfered with the Lease.  Whatever claim against the Company results from this litigation would be a general unsecured claim in the Bankruptcy Case.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Caitlin Enterprises, Inc., et al. vs. Consumer Direct of America and Michael Barron, Case 03-A-475683-C, Nevada District Court

On October 28, 2003, the plaintiffs filed a complaint against the Company, which alleged that on April 21, 2003, Caitlin Enterprises, Inc. (“Caitlin”) and the Company entered into an Asset Agreement for Caitlin to sell to the Company certain assets in exchange for 500,000 shares of common stock of the Company.  The Asset Agreement also would employ the Jaspersons through a separate consulting agreement.  On June 15, 2003, a consulting agreement was entered into to pay Caitlin $240,000 per year for two years.  A settlement agreement was thereafter entered into between the parties, but the Company apparently later breached the settlement agreement by failing to pay it.  On May 19, 2008, the above-referenced court entered a judgment in favor of Caitlin and against the Company in the amount of $80,000.

Howard Masters Group, LLC vs. Shearson Home Loans d/b/a Allstate Funding, Case 07-A-548109-C, Nevada District Court

On September 13, 2007, the plaintiff filed a complaint, which only indicated that money owed presumably for temporary staffing services provided.  On April 8, 2008, a judgment was entered in favor of the plaintiff and against the Company in the amount of $24,308.  This judgment remained unsatisfied as of the Petition Date and is a general unsecured claim in the Bankruptcy Case.

State of Nevada vs. Shearson Home Loans, Administrative Proceeding before the Mortgage Lending Division of the State of Nevada Department of Business and Industry

This was a regulatory action brought by the Mortgage Lending Division of the State of Nevada Department of Business and Industry (the “Division”).  On April 4, 2008, the Division entered a final order revoking Shearson Home Loan’s mortgage broker and agent license in Nevada.  Shearson Home Loans was further ordered to pay an administrative fine of $70,000.  To the extent this amount is levied against the Company, it will be a general unsecured claim in the Bankruptcy Case.

Countrywide Home Loans, Inc., and Landsafe, Inc. vs. Shearson Financial Network, Inc., Shearson Home Loans, Allstate Homes Loans, Inc., and Allstate Funding, Case BC369094, Superior Court, Los Angeles County, California

On April 5, 2007, Countrywide Home Loans, Inc. and Landsafe, Inc. filed a complaint against the defendants, which as later amended by a First Amended Complaint filed on May 23, 2007 (the “Amended Complaint”), alleged claims arising from a Loan Purchase Agreement, as amended as of May 29, 2001.  The Amended Complaint asserted breach of contract claims related to various individual loans.  The Amended Complaint also contained several additional claims related to the parties’ agreements.  On June 25, 2007, the Company filed a demurrer to the Amended Complaint, which was denied by court order entered on October 25, 2007.  On March 6, 2008, the court entered a default as to Shearson Home Loans on the Amended Complaint.  The litigation was still pending as of the Petition Date, and thus was stayed by operation of the Automatic Stay.  Any claim resulting from this litigation against the Company would be a general unsecured claim in the Bankruptcy Case.

Residential Funding Company LLC vs. Shearson Financial Network et al., Case 27-CV-07-1344, District Court, Hennepin County, Minnesota

On July 3, 2007, the plaintiff filed its original complaint against Allstate Home Loans, the Company, Shearson Home Loans, Gregg E. Shanberg and Michael Barron, as later amended, which alleged that the defendants had breached a Warehousing Credit and Security Agreement, dated as of February 15, 2006 (the “Credit Agreement”), and related agreements.  The Company had executed a Guaranty of all of Allstate Home Loan’s obligations under the Credit Agreement.  On June 3, 2008, the above-referenced court entered judgments against Allstate Home Loans, the Company and Shearson Home Loans in the amount of $13,360,107.41.  On that same day the court also entered a separate judgment against Allstate Home Loans in the amount of $2,648,494.19.  Any claim against the Company arising out of this litigation would be a general unsecured claim in the Bankruptcy Case.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Schwartz vs. Allstate Homes Loans d/b/a Allstate Funding, Greg Shanberg, Shearson Financial Network, Michael A. Barron and Lee W. Shorey, Case 8:07-cv-00990-AG-RNB, U.S. District Court for the Central District of California

On April 30, 2007, Schwartz filed a complaint against the defendants in the U.S. District Court for the Northern District of California, Case No. 3:2007cv02320.  The parties thereafter entered into a stipulation, which the court later approved, to transfer venue of the action to the U.S. District Court for the Central District of California. On August 22, 2007, Schwartz filed a complaint in that new venue, which, as later amended on April 18, 2008, sought recovery on two secured promissory notes in the amounts of $200,000 and $600,000, respectively.  The lawsuit involved claims for breach of contract of the two notes, as well as unfair competition, unjust enrichment, fraud, fraudulent conveyance, and conversion.  The action was pending as of the Petition Date, and thus was stayed as to the Company by operation of the Automatic Stay.  Any claim against the Company arising out of this litigation would be a general unsecured claim in the Bankruptcy Case.

Credit-Based Asset Servicing and Securitization LLC v. Allstate Home Loans, and Shearson Financial Network, Inc., Case 1:08-cv-01191-RWS, U.S. District Court for Southern District of New York

On February 5, 2008, the plaintiff filed a complaint for breach of a Master Mortgage Loan Purchase Agreement, dated as of May 1, 2004, as well as various Term Sheet agreements of various dates thereafter.  Pursuant to those agreements, the plaintiff agreed to purchase certain mortgage loans.  The complaint alleged breach of contract for the defendants’ failure to repurchase loans with early payment defaults and failure to make premium protection payments, among other defaults under the agreements.  On April 25, 2008, default judgment was entered in favor of the plaintiff for $2,080,062.86.  Any claim against the Company arising out of this litigation would be a general unsecured claim in the Bankruptcy Case.

Bowne of Los Angeles, Inc. v. Consumer Direct of America, Case 07-A-540649-F, Nevada District Court

On April 28, 2006, the Los Angeles Superior Court, Case No. BC 342 922, entered a default judgment in favor of the plaintiff and against the Company in the amount of $37,975.71.  On May 4, 2007, the plaintiff filed an Application for Foreign Judgment in Nevada District Court to domesticate the judgment in Nevada for enforcement purposes.  On December 12, 2007, the Nevada District Court entered a judgment in favor of the plaintiff.  The litigation thereafter remained open for collection purposes, and the case remained pending as of the Petition Date, and thus was stayed by operation of the Automatic Stay.  Any claim against the Company arising out of this litigation would be a general unsecured claim in the Bankruptcy Case.

Baker v. Consumer Direct of America, Shearson Homes Loans, and Michael Barron, Case 06-A-523703-C, Nevada District Court

On February 26, 2004, Baker and the Company entered into a Bridge Loan and Security Agreement, as later amended, pursuant to which Baker loaned the Company the principal sum of $550,000 and took a security interest in various collateral.  On November 15, 2005, Baker and the Company entered into a Promissory Note in the additional amount of $100,000, which was also alleged to be secured and perfected in certain collateral owned by the Company.  On April 25, 2005, Baker commenced an arbitration proceeding in Boston, Massachusetts, Case 11 148 Y 00926 06, against the Company to recover on these obligations.

On June 21, 2006, Baker filed a complaint in Nevada District Court, Case 06-A-523703-C, seeking claim and delivery and releif to recover his collateral.  On June 9, 2008, the court entered a Stipulated Judgment and Forbearance, which entered judgment in favor of Baker and against the Company and Shearson Home Loans for $1,017,015.81, and provided for forbearance on collection pursuant to a payment plan.  Baker is both a secured and unsecured creditor in the Bankruptcy Case, and thus has a secured claim up to the value of his collateral.  The rest of Baker’s claim against the Company is a general unsecured claim.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Llewellyn v. Shearson Financial Network, Inc., Allstate Home Loans, Inc., d/b/a Allstate Funding, et al., Case 1:08-cv-00179-MSK-KLM, U.S. District Court for District of Colorado

On January 29, 2008, Llewellyn filed a complaint against the defendants, alleging that loan proceeds to be used to refinance a residence in Aurora, Colorado in the amount of $600,000 were stolen by a defendant named Kevin Rider.  Rider was a manager at defendant, Equity Pacific Mortgage, Inc., which was alleged to be an agent for, and servicing branch arm of, Allstate Home Loans, Inc.  On May 14, 2008, a default was entered, but no final judgment.  This case remained pending as of the Petition Date and thus was stayed by operation of the Automatic Stay.  Any claim against the Company arising out of this litigation would be a general unsecured claim in the Bankruptcy Case.

Access Integrated Networks, Inc. v. Consumer Direct of America, Case No. 2:2004vc00605, U.S. District Court for the District of Nevada

On May 12, 2006, the plaintiff filed a complaint against the Company alleging, among other things, breach of contract for failure to pay for services under a telecommunications products and services agreement dated as of April 22, 2002.  On September 6, 2006, the above-referenced court entered a default against the Company for its failure to respond to the complaint.  On March 25, 2008, the court entered a judgment in favor of the plaintiff for $2,358,752.54 as and for damages arising out of this matter.  Any claim arising out of this litigation, to the extent the Company could be held responsible for it, would be a general unsecured claim in the Bankruptcy Case.

Signorelli v. Consumer Direct of America, Inc., Case No. A517185, Nevada District Court

On February 9, 2006, Signorelli filed a complaint for breach of contract arising out of an alleged consulting agreement with the Company.  On April 24, 2006, the court entered a default against the Company for failure to answer the complaint, but no default judgment was entered thereon.  The matter remained pending as of the Petition Date, and thus was stayed by operation of the Automatic Stay.  Any claim against the Company arising out of this litigation would be a general unsecured claim in the Bankruptcy Case.

(11)	Derivative Liability Arising from Warrants:

The Company accounts for debt with embedded conversion features and warrant issues in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and EITF No. 00-27: Application of issue No 98-5 to certain convertible instruments.  Conversion features determined to be beneficial to the holder are valued at fair value and recorded to additional paid in capital.  The Company determines the fair value to be ascribed to the detachable warrants issued with the convertible debentures utilizing the Black-Scholes method.  Any discount derived from determining the fair value to the debenture conversion features and warrants is amortized to financing cost over the life of the debenture.  The unamortized discount, if any, upon the conversion of the debentures is expensed to financing cost on a pro rata basis.

Debt issue with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; Accounting for Derivative Instruments and Hedging Activities.  The fare value of the embedded derivative is recorded to derivative liability.  This liability is required to be marked each reporting period.  The resulting discount on the debt is amortized to interest expense over the life of the related debt.  The derivative liability at December 31, 2006 and 2006 was computed based upon the actual amount of debt converted in 2007 and 2008 before the bankruptcy filing.  The balance of the Derivative liability at December 31, 2007 and 2006 was $0 and $78,194 respectively.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(12)	Preferred Stock:

The Company’s articles of incorporation authorize up to 15,000,000 shares of $0.01 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time and in such quantities the board of directors may determine. All shares of any one series shall be equal in rank and identical in all respects. Preferred stockholders have liquidation preference up to the amount of the original equity investment. Each share of preferred stock is convertible into one share of common stock.  As of December 31, 2007 and 2006, there were 10,500 preferred shares issued, respectively.

(13)	Acquisition or Disposition of Assets:

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

On June 5, 2006, the Company agreed to acquire all of the issued and outstanding shares of common stock of Real Property Technologies ("RPT"), a New York corporation from its shareholders ("shareholders"), pursuant to the terms and conditions of a Share Exchange Agreement. Pursuant to the Exchange Agreement, we exchanged 100,000 shares of our Series A-1 Convertible Preferred Stock valued at approximately $40,000,000.

On March 27, 2007, the Company rescinded its agreement with RPT.  The parties believed that the Exchange was not as beneficial as anticipated to both parties, and desire to rescind said agreement effective December 31, 2006. The parties shall remain in the same position as that they were prior to the execution of the Exchange Agreement.

On June 9, 2006, we agreed to acquire certain assets and defined liabilities of eHome CreditCorp. (“EHC”), a New York corporation (“EHC”), from its shareholders (“shareholders”), pursuant to the terms and conditions of an  Asset Purchase Agreement (the “Agreement”) among Shareholders, EHC and us. Pursuant to the Agreement, we exchanged 7,500 shares of our Series A-1 Preferred Stock valued at approximately $3,000,000.  In connection with the bankruptcy filing, the preferred shares along with the common shares are to be canceled.

On June 6 2006, we agreed to acquire all of the issued and outstanding shares of common stock of Continental Home Loans Inc. (“CHL”), a New York corporation from its shareholders pursuant to the terms and conditions of a Share Exchange Agreement.  Pursuant to the Exchange Agreement, we exchanged shares of our Common Stock, valued at approximately $2,560,000 plus notes payable from the selling shareholders in the amount of $640,000. CHL is a regional mortgage banker with headquarters in Mellville, New York, and is licensed to lend in several states including New York and California. The agreement was subject to the approval of the New York State Banking Commission. We had planned to integrate CHL into our previously completed acquisition of Shearson Homes Loans.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

On November 16, 2006, the Company rescinded its acquisition agreement with Continental Home Loans, Inc., effective November 9, 2006.  The Exchange was never duly authorized and approved by the parties thereto, and each of the parties hereto desires to rescind the exchange. In connection with such rescission the Company is released from all consideration. The Company views this rescission as nullification and accordingly has not included any operating activities related to CHL in the Company’s consolidated financial statements.

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

Pursuant to the Agreement, the Company issued the Allstate Shareholder $2,000,000 worth of the Company’s common stock at a price of $0.025 per share, the closing price per shares of the Company’s common stock on July 29, 2006 and, as a result, the Company issued the Allstate Shareholder 80,000,000 shares, pre-split of its common stock.

Also pursuant to the Agreement, the Company issued 3,000 shares of Series A-1 Convertible Preferred Stock of the Company with a value of $400.00 per share. The holders have the right to convert the Series A-1 Convertible Preferred Shares into common stock at the conversion price of $0.025 per share for a total of 48,000,000, pre-split. In connection with the bankruptcy filing, the preferred shares along with the common shares are to be canceled..

(14)	Stock Option Plans:

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) effective December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As of December 31, 2007, the Company has no outstanding employee stock options, therefore unless the Company should grant stock options to its employees, The Company expects the adoption of this standard will not have a material impact on its financial statements assuming employee stock options are not granted in the future.

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

Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted beginning in the fiscal year subsequent to December 31, 1994 under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2007: risk free rate of 3.5%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 142%; and weighted-average expected life of the option of five years.  For the year ending December 31, 2006: risk-free interest rate of 3.5%; no dividend yield; volatility factors of the expected market price of the Company’s common stock of 142%; and weighted-average expected life of the option of five years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period.

The Company’s pro forma information follows:

	December 31,	December 31,
	2007	2006

Pro forma net income (loss) income applicable to common shareholders	$(45,704,795)	$3,679,238

Pro forma net (loss) income applicable to common shareholders per share:
Basic and fully diluted	$(0.09)	$5.30

A summary of the Company’s stock option activity follows:

	December 31, 2007		December 31, 2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding - beginning of year	--	--	480,000	$12.15
Granted	--	--	--	--
Exercised	--	--	--	--
Cancelled	--	--	(480,000)	$1.45
Outstanding - end of year	--	--	--	--
Exercisable - end of year	--	--	--	--

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(15)	Stock Incentive Plan:

On May 14, 2004 the Company and its Board approved the 2004 Stock Compensation Plan.  The plan provides for the issuance of 750,000 shares of the Company’s common stock. Employees, who share the responsibility for the management growth or protection of the business of the Company and certain Non-Employee (“Selected Persons”), are eligible to receive options which are approved by a committee of the Board of Directors.  The termination date of the Plan is May 13, 2014.  As of December 31, 2007 all of the shares have been issued under this plan.

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

As of December 31, 2007, 4,998,000 shares have been issued; as a result 2,000 shares are available to this plan.
.
The Company filed a form S-8 to register 10,000,000 shares of its common stock for its key employees, consultants and advisors.  The 2006 Stock Compensation Plan became effective January 1, 2006 and shall terminate on December 31, 2014.   The stock is valued at the stock’s closing price as of the date the Board approves the issuance.  As of December 31, 2007, 50,000 shares are available under this plan.

On February13, 2007, the Company filed Form S8 to register 53,308,207 shares of its common stock, under the 2007 Stock Compensation Plan for its key employees and certain professionals.  As of December 31, 2007 there were 196,291shares available under this plan.

On June 13, 2007, the Company filed Form S8 to register 40,000,000 securities for the 2007 Stock Incentive Plan, valued at $0.01075 .On November 8, 2007, the Company filed a Form S8 to register an additional 16,400,000 shares, valued at $0.01075.  As of December 31, 2007, there was 14,000,000 shares available under this plan.

(16)	Stock Equity:

On August 24, 2007, the Board of Directors of the Company amended its Articles of Incorporation, to decrease the authorized shares from 1,000,000,000 to 300,000,000 and to effectuate a 200 for 1 stock split.

On June 15, 2007, the Board of Directors of the Company increased the authorized shares from 500,000,000 to 1,000,000,000 and effected a 1 for 2 stock split.

On June 16, 2006, by a majority vote of its shareholders, the Company increased its authorized shares from 200,000,000 to 500,000,000.

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

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

As of December 31, 2007, the Company has a net operating loss carry forward of approximately $71,100,000 for tax purposes, which will be available to offset future taxable income.  If not used, this carry forward will begin to expire in 2017.  The deferred tax assets relating to the net operating loss carry forward has been fully reserved as of December 31, 2007.  There were no significant timing differences between tax and book income in either 2006 or 2007.

(18)	Reinstatement of Debt:

During the year ended December 31, 2006, the company was informed that the debtor, a non related party, elected to write off three notes totaling $7,818,216, which the company’s then existing management treated as resulting in the forgiveness of debt.  During the fourth quarter of 2007 the Company's then existing management elected to reinstate the debt with interest accruing from January 1, 2007. The debtor filed a claim in the bankruptcy filing in 2008.

(19)	Related-Party Transactions:

On January 21, 2005, the Company borrowed $125,000 from its then Chief Financial Officer, Wayne Bailey.  As of December 31, 2007,  Mr. Bailey is no longer a related party.

During the month of December 2005, the Company entered in to financing agreement with Eclipse Holding Company (“Eclipse”), which  was 50% owned by the Company’s Chief Executive Officer, Michael Barron.  In August of 2006, Mr. Barron relinquished his interest with Eclipse Holding Company for consideration and is no longer a party to the transaction. The Company entered into an agreement with Eclipse to borrow a total of $750,000 in the form of a note payable, with an interest of 10% per annum.  At December 31, 2007,based upon the proof of claim filed in connection with the bankruptcy the outstanding balance on this note was $639,897 and is no longer considered a related party transaction.  The agreement called for the issuance of common stock warrants in connection with the debt for consulting services, of which all have been issued and recorded accordingly as stock issued for services.

On January 11, 2006, Joseph Cosio-Barron, the Company’s President advanced the Company $75,000 and on January 31, 2006 advanced an additional $27,009.70, for a total of $102,009.70.  As of December 31, 2007, the balance on said note was $111,891.  The advances are in the form of a demand note which incurs interest at 10% per annum.

(20)	Subsequent Event:

On March 28, 2008, the Company appointed a Chief Restructuring Officer and in May 2008, he was appointed Chairman and Chief Executive Officer and is the sole Officer and Director of the Company.

Bankruptcy Filing.  On June 16, 2008, Shearson Financial Network Inc. filed a voluntary petition for relief in the Bankruptcy Court under Chapter 11.  Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under federal bankruptcy laws are stayed while the Debtors continue business operations as Debtors-In-Possession. The Debtor continues to operate its business and manage its properties as Debtors-In-Possession.

On November 19, 2008, a plan of reorganization was filed on behalf of the Company with the  U.S. Bankruptcy Court for the District of Nevada.  On December 18, 2008, the Debtor filed an amended plan of reorganization.  The confirmation hearing is scheduled for February 25, 2009.

SHEARSON FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Judgments.  The following judgments were granted against the Company and recorded in the accompanying financial statements:

	Total	Previously
Claimant	Judgments	Recorded	Loss

Sandpost	$66,427	$25,641	$40,786
CSLLC	2,598,307	-	2,598,307
Caitlin	80,000	-	80,000
RFC	16,008,602	-	16,008,602
Credit Based Asset	2,080,063	-	2,080,063
Bowne	37,976	-	37,976
Access	2,358,753	-	2,358,753
Baker	1,017,016	903,944	113,072
State of Nevada	70,000	-	70,000
H Masters	24,308	-	24,308

	$24,341,450	$929,585	$23,411,865

These judgments were recorded as significant subsequent events and recorded in the December 31, 2007 financial statements.

Stock Issuances.  During the six months of 2008, the Company issued a total of 24,537,110 shares of its common stock.  12,537,110 shares were issued for a reduction in debt for a discounted value of $20,579 and 12,000,000 shares were issued for services at a discounted value at $28,800.  The transaction fees attributed to these transactions totaled $41,558.  These transactions were recorded as significant subsequent events and recorded in the December 31, 2007 financial statements.

Fixed Assets.  Gains or losses are recognized upon sale or disposition of assets.  The loss on the valuation of fixed assets in bankruptcy was $541,584 and $0, for the years ended December 31, 2007 and December 31, 2006, respectively.  This transaction was recorded as significant subsequent events and recorded in the December 31, 2007 financial statements.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8AT.	Controls and Procedures.

Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this by this Annual Report on Form 10-KSB for the year ended December 31, 2007. Based upon that evaluation, the Principal, Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-KSB, our disclosure controls and procedures were not effective, because certain deficiencies in internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

Management Annual Report on Internal Control over Financial Reporting

The financial statements, financial analyses and all other information included in this Annual Report on Form 10-KSB was prepared by the Company's management, which is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition and use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls.  Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation.  Furthermore, due to changes in conditions, the effectiveness of internal controls may vary over time.

Our Company, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) and Internal Control Over Financial Reporting – Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company's management concluded that there are certain material weaknesses in our internal control over financial reporting as of December 31, 2007.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are as follows:

We lack segregation of duties in the period-end financial reporting process.  The Company has historically had limited accounting and minimal operating revenue and, as such, all accounting and financial reporting operations have been and are currently performed by one individual.  The person is also in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the preparation of accounting reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.  In addition, the lack of additional staff with significant knowledge of generally accepted accounting principles has resulted in ineffective oversight and monitoring.

In order to correct the foregoing deficiencies, we must engage a full time CFO, establish effective internal audit functions, engage auditing staff to assist the CFO and appoint new directors to sit on the audit committee.

This Annual Report on Form 10-KSB does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-KSB.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors:

Name	Age	Office
Michael A. Barron	56	CEO and Director (resigned May 8, 2008)
Harry R. Kraatz	59	Chairman, CEO and CFO (effective May 8, 2008)
Joseph Cosio-Barron	58	President (resigned May 8, 2008)
Theresa Carlise	49	CFO (resigned November 1, 2007)
Lee Shorey	63	CFO, Executive Vice President, Secretary, Treasurer and Director (resigned May 8, 2008)

Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors is duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other.

Michael A. Barron - Chairman & CEO, (resigned May 8, 2008), founded Shearson Financial Network, Inc., formerly Consumer Direct of America in May 2001. From September 1998 to April 2001, Mr. Barron was semi-retired and a consultant to various mortgage companies. From March 1995-1998, Mr. Barron pioneered the first nationwide commercially deployed video conference mortgage financing platform for Intel Corporation which as a licensed mortgage banker and broker in 20 states funded over $1 billion in closed loans. In November 1988, he founded and served as President, until 1992, of Finet Holdings Corporation (NASDAQ:FNCM), a publicly traded mortgage broker and banking business specializing in e-mortgage financing on site in real estate offices and remote loan origination via the Internet (www.finet.com). In June 1979, TRW hired Mr. Barron to develop its real estate information services division (TRW/REIS) that acquired 11 companies in the field and eventually became the world's largest repository of real estate property information - Experian. Mr. Barron was a founder of Citidata, the first electronic provider of computerized real estate multiple listing services (MLS) in the nation from 1975 to 1979. Mr. Barron was the Senior Planner for the City of Monterey where he was the HUD liaison for the City's downtown redevelopment project. He master planned the city's redevelopment of famous Cannery Row, Fisherman's Wharf, and was Secretary of the Architectural Review Committee. Mr. Barron holds a B.S. degree from California Polytechnic University and has completed courses in the MBA program at UCLA.

Harry R. Kraatz – Chairman, CEO and CFO, (effective May 8, 2008), Kraatz has  experience with the mortgage banking industry, acting as President and Chief Executive Officer of Finet.com, Inc., a publicly traded mortgage banker and brokerage, for several years in the 1990s and from 2003 through 2005. Kraatz is also President of T.E.G. Inc., a crisis management and turnaround consulting firm. In such capacity, he has provided consulting services to numerous companies including Montgomery Medical Ventures, Commonwealth Associates, Westminster Capital, Swensen's Ice Cream Company, Aca Joe, Inc., Finet Holdings Company, ZAPworld.com., Worldwide Wireless Communications Inc., Sims Communications and others. Kraatz has also been appointed by the United States Bankruptcy Court for the Southern District of New York as Liquidating Trustee for Redsky Interactive, Inc. Kraatz has served as the "Responsible Party" and, during their reorganizations, the Chief Executive Officer, for Finet Holdings Corporation, ZAPworld.com., William & Clarissa, Inc., and ACA JOE International. He has also served as Vice-Chairman of the Board of Commercial Bank of San Francisco and as a Director and President of Swensen's Ice Cream Company.

Joseph Cosio-Barron – President, (resigned May 8, 2008) joined the Company in March 1, 2002. Prior to joining the Company, he was associated with CBS Consultants, Inc. a California Corporation and served as Managing Partner and President from 1996 to 2002. CBS Consultants, Inc. a financial firm offered highly specialized services in Securities compliance and lending for hotels, resorts, and casinos and their development and construction. From 1991-1996 was associated with Finet Holdings Corporation, a Delaware Corporation as Executive Vice President. Finet is a publicly held company presently trading on NASDAQ. Finet is an industry innovator and at the leading edge of financial lending services for residential mortgages. As Executive Vice President, was entirely responsible for all operations, sales, marketing, development, securities compliance and production. From 1980-1990 Terra West Construction, as President, a company which he founded. A construction and sales company, which in addition to building single-family subdivisions, strip, centers, duplex and fourplex units also developed syndications and formed limited partnerships for large-scale developments throughout California. From 1973-1980 Multi-Financial Corporation, a California Corporation, as Senior Vice-President. Multi-Financial Corporation a real estate investment firm that both owned and managed commercial, retail, and residential income properties in Northern California. Mr. Cosio-Barron received a BA of Business Management, San Francisco State College and a JD Law Degree from Golden Gate University.

Theresa Carlise - Chief Financial Officer, (resigned November 1, 2007). Ms. Carlise joined the Company on October 1, 2006. Ms. Carlise has an extensive background as a CFO and Director of a publically traded music retail distribution company, which had revenues in excess of $200,000,000, located in 38 states and employed over 2,000 employees for a period of 16 years. Prior to her employment she served as a financial consultant for two years to the Company assisting in all matters as related to the financial operations of the Company. Ms. Carlise served in a similar capacity at another publically traded mortgage banking company which eventually was acquired by the Company.  Ms. Carlise earned a B.S. degree in Finance, with a minor in Economics at Indiana University of Pennsylvania.

Lee Shorey – CFO, Executive Vice President, Secretary, Treasurer and Director (resigned May 8, 2008), has over 30 years experience in finance, mortgage brokerages and real estate services companies.  Mr. Shorey holds a BS Degree in Accounting.  Mr. Shorey held the position of VP Administration/HR for Virtual Mortgage Network.  In that capacity Mr. Shorey managed the general accounting, statistical reporting, document preparation and research for preparation of business plan, reporting on regional activity, tracking sales and production, handling payroll and HR activities for the company.  Prior to that assignment, Mr. Shorey functioned as the Controller for Finet Corporation, a San Francisco area computerized loan origination company.  Mr. Shorey held the position of VP Operations for American Financial Network located in Dallas, TX, one of the first computerized loan origination networks.  In addition to the above, Mr. Shorey has had several years of experience in training, procedures and marketing with Associates Corporation during his 18 years with that Company.   On November 1, 2007, Mr. Shorey was appointed CFO following the resignation of Ms. Carlise until his resignation on May 8, 2008.

Item 10.	Executive Compensation.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Salary ($)		Bonus ($)	STOCK AWARDS ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael A. Barron,	2005	$180,000	--	--	--	--	--	--	$180,000
Chief Executive	2006	$300,000	--	--	--	--	--	--	$300,000
Officer and Chairman	2007	$300,000	--	--	--	--	--	--	$300,000

Joseph Cosio-Barron,	2005	$165,000	--	--	--	--	--	--	$165,000
President	2006	$300,000	--	--	--	--	--	--	$300,000
	2007	$300,000	--	--	--	--	--	--	$300,000

Theresa Carlise	2005	--	--	--	--	--	--	--	--
Chief Financial Officer	2006	$42,900	--	--	--	--	--	--	$42,900
Resigned 11/1/2007	2007	$160,000	--	--	--	--	--	--	$160,000

Lee Shorey
Executive Vice	2005	$84,000	--	--	--	--	--	--	$84,000
President, Secretary,	2006	$90,000	--	--	--	--	--	--	$90,000
Treasurer and Director	2007	$90,000	--	--	--	--	--	--	$90,000
CFO 11/01/2007

Outstanding Equity Awards at Fiscal Year End

There were no unexercised options, unvested shares of common stock or any awards under an equity incentive plan as of December 31, 2007 for our Chief Executive Officer and our two most highly compensated executive officers other than the Chief Executive Officer.

Employment Agreements

Our employment agreement with Michael Barron requires him to perform the duties of Chairman of the Board and Chief Executive Officer at an annual salary of $300,000. He received 320,000 shares of restrictive stock which vests ratably on a monthly basis during the first two years of the term of the agreement. In addition, Mr. Barron is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual income exceeds projected income. He is entitled to the same benefits afforded to other executives. He is also entitled to a car allowance of $1,000 per month. His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Mr. Barron's employment agreement commenced as of June 15, 2006 and terminates on June 14, 2009.  As of May 8, 2008, Mr. Barron resigned.

Our employment agreement with Joseph Cosio-Barron requires him to perform the duties of -President at an annual salary of $300,000. He received 320,000 shares of restrictive stock which vests ratably on a monthly basis during the first two years of the term of the agreement. In addition, Mr. Cosio-Barron is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual income exceeds projected income. He is entitled to the same benefits afforded to other executives. He is also entitled to a car allowance of $1,000 per month. His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Mr. Cosio-Barron's employment agreement commenced as of June 15, 2006 and terminates on June 14, 2009.  As of May 8, 2008, Mr. Cosio-Barron resigned.

Our employment agreement with Theresa Carlise requires her to perform the duties of Chief Financial Officer at an annual salary of $196,800. In addition, Ms. Carlise is entitled to receive a performance bonus if our actual annual revenues and net income equals or exceeds projected annual revenues and net income approved by our Board. Her performance bonus will be equal to the percentage of her annual salary equal to 50% plus the percentage by which actual income exceeds projected income. She is entitled to the same benefits afforded to other executives. Her employment agreement provides that if we terminate her without cause, she is entitled to receive a lump sum payment equal to twice her annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets. Ms. Carlise employment agreement commenced as of October 1, 2006 and terminates on October 1, 2009.  As of November 1, 2007, Ms. Carlise resigned.

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

The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of December 31, 2007, by (i) each person known by us to be the beneficial owner of more than five percent of our Common Stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group.  See "Management."

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	% of Common Stock Beneficially Owned (3)
Michael A. Barron (Former Chief Executive Officer and Chairman)	151,509	0.36%
Joseph Cosio-Barron (Former President)	190,000	0.45%
Lee Shorey (Former Executive Vice President, Secretary, Treasurer and Director)	85,670	0.20%
Theresa Carlise (Former Chief Financial Officer)	85,000	0.20%
Caitlin Enterprises (4)	4,012,000	9.53%
All Officers and Directors as a group (4 persons)	512,179	1.22%

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

(3) Based on 42,079,599 shares outstanding as of January 23, 2009, plus the number of shares, which the beneficial owner has the right to acquire within 60 days, if any, as indicated in footnote (2) above.

(4) Address is c/o Keith Fink and Associates, 2470 St. Rose Parkway, Suite 314, Henderson, Nevada 89074.

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

The Company’s current Chairman and Chief Executive Officer owns T.E.G. Inc. which provided office space and guaranteed the rent payments for the company’s office leases at 921 Front Street in San Francisco, California  and 129 Great Circle Drive in Mill Valley, California.

No members of the Company’s board are independent nor were there any independent directors on the Company’s board during 2006.

Item 13.	Exhibits.

No.	Title
2.1	Share Exchange Agreement by Paragon Financial Corporation and Shearson Home Loans, dated February 13, 2006 (14)
2.3	Purchase of Common Stock Agreement between the Registrant and Crusader Capital Partners, LLC, dated August 1, 2005. (16)
3.1	Articles of Incorporation of the Registrant (1)
3.2	Amendment to Articles of Incorporation of the Registrant
2.3	Purchase and Sale of Capital Stock Agreement between the Registrant and Ocean West Holding Corporation, dated July 15, 2004. (4)
3.4	Bylaws of the Registrant (1)
4.3	Stock Subscription Agreement between the Registrant and Ocean West Corporation, dated July 1, 2004. (5)
4.4	Stock Subscription Agreement between the Registrant and Ocean West Corporation, dated August 1, 2004. (6)
4.5	Stock Subscription Agreement between the Registrant and Ocean West Corporation, dated September 1, 2004. (7)
4.6	Stock Subscription Cancellation Agreement between Registrant on Ocean West Holding Corporation, dated September 28, 2004, (12)
4.7	Stock Subscription Agreement between the Registrant and Ocean West Enterprise, dated September 28, 2004, (12)
5.0	Convertible Promissory Note between the Registrant and Club Vista Holdings Inc., dated July 31, 2004. (8)
5.1	Credit Facility Agreement Note between the Registrant and Club Vista Holdings Inc., dated September 21, 2004. (9)
5.2	Joint Venture Agreement between the Registrant and Club Vista Holdings Inc., dated September 14, 2004. (10)
5.3	Opinion of counsel for 2006 Compensation Plan, dated January 3, 2006 (15)
5.4	Joint Venture Operating Agreement between Registrant and Stinson Financial Group Inc., dated February 28, 2007. (18)
5.5	Rescission Agreement between Registrant and Real Properties Technologies, dated March 27, 2007. (26)
10.1	Common Stock Purchase Agreement dated February 20, 2002 between the Registrant and Consumer Capital Holdings, Inc. (2)
10.2	The Registrant’s 2002 Stock Incentive Plan (3)
10.3	Rescission and Settlement Agreement dated October 1, 2004, (13)
10.4	Promissory Note dated October 25, 2004, (13)
10.5	2006 Stock Compensation Plan, dated January 3, 2006 (15)
10.6	2005 Stock Compensation Plan, dated June 13, 2005. (17)
10.7	Share Exchange Agreement by and between Registrant and Continental Home Loans, Inc., dated June 6, 2006. (21)
10.8	Share Exchange Agreement by and between Registrant and Allstate Home Loans, Inc., dated July 29, 2006. (20)
10.9	Share Exchange Merger Agreement by and between Registrant and RPT Group Inc., dated June 5, 2006. (19)
10.10	Asset Purchase Agreement between Registrant and EHome Credit Corp, dated June 6, 2006. (21)
10.11	Amendment No 2 to Asset Purchase Agreement by and between Registrant and EHome Credit Corp, dated November 20, 2006 (28)
10.12	Employment Agreement between the Registrant and Michael Barron, dated May 1, 2006.
10.13	Employment Agreement between the Registrant and Joseph Cosio-Barron, dated May 1, 2006.
10.14	Employment Agreement between the Registrant and Theresa Carlise, dated October 1, 2006.
10.15	Rescission Agreement between Registrant and Continental Home Loans, dated November 9, 2006. (22)
10.16	Rescission and Settlement Agreement between Registrant and Paragon Financial, dated May 5, 2006. (23)
10.18	Office space sublease between the Registrant and u-Nav Microelectronics Corp. dated February 6, 2007 *
10.19	Promissory Note between Registrant and Joseph Cosio-Barron, dated January 31, 2006
10.20	2007 Stock Compensation, dated February 12, 2007. (24)
10.21	Compensation Agreement dated February 12, 2007. (24)
10.22	Promissory Note Conversion Agreement by and between Registrant and LaJolla Cove Investors, dated January 29, 2007 (25)
16.2	Letter from Chavez and Koch, CPA’s, dated February 8, 2005 (11)
21.1	Subsidiaries (27)
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form 10-SB dated May 8, 2001 and filed with the SEC on May 11, 2001.
(2)	Incorporated by reference to the exhibits to Registrant’s Report on Form 8-K dated March 4, 2002 and filed with the SEC on March 6, 2002.
(3)	Incorporated by reference to the exhibit to the Registrant’s Registration Statement on Form S-8 dated November 22, 2002 and filed with the SEC on November 23, 2001
(4)	Previously filed as an exhibit to Form 8-K, dated August 3, 2004
(5-10)	Previously filed as an exhibit to Form 10QSB for the period ended September 30, 2004.
(11)	Previously filed as an exhibit to Form 8-K, dated February 8, 2005.
(12)	Previously filed as an exhibit to Form 10QSB, for the period ended September 30, 2004

(13)	Previously filed as an exhibit to Form 10KSB, for the period ended December 31, 2004, dated April 15, 2005.
(14)	Previously filed as an exhibit to Form 8-K, dated February 13, 2006.
(15)	Previously filed as an exhibit to Form S-8, dated January 3, 2006.
(16)	Previously filed as an exhibit to Form 8-K, dated August 1, 2005.
(17)	Previously filed as an exhibit to Form S-8, dated June 13, 2005.
(18)	Previously filed as an exhibit to Form 8-K, dated March 09, 2007.
(19)	Previously filed as an exhibit to Form 8-K, dated March 09, 2007.
(20)	Previously filed as an exhibit to Form 8-K, dated July 29, 2006.
(21)	Previously filed as an exhibit to Form 8-K, dated June 6, 2006.
(22)	Previously filed as an exhibit to Form 8-K, dated November 9, 2006.
(23)	Previously filed as an exhibit to Form 8-K, dated May 5, 2006.
(24)	Previously filed as an exhibit to Form S-8, dated February 12, 2007.
(25)	Previously filed as an exhibit to Form 8-K, dated February 26, 2007.
(26)	Previously filed as an exhibit to Form 8-K, dated April 2, 2007.
(27)	Previously filed as an exhibit to Form 10KSB, dated April 10, 2007.
(28)	Previously filed as an exhibit to Form 10QSBA, dated May 29, 2007.

Item 14.	Principal Accountant Fees and Services.

The Company retained Pollard Kelley Auditing Services Inc .as the Company's independent auditor and to examine the financial statements of the Company for the fiscal year ended December 31, 2007 and 2006.   Pollard Kelley Auditing Services Inc. performed the services listed below and was paid the fees listed below for the fiscal year ended December 31, 2007 and 2006.

Audit Fees

Pollard Kelley Auditing Services Inc. expects aggregate fees of approximately $35,000 for the fiscal year ended December 31, 2007 and was paid approximately $45,000 for the fiscal year ended December 31, 2006, for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB.

Audit Related Fees

Pollard Kelley Auditing Services Inc. were not paid additional fees for either of the fiscal years ended December 31, 2007 or December 31, 2006 for assurance and related services reasonably related to the performance of  the audit or review of the Company's financial statements.

Tax Fees

Pollard Kelley Auditing Services Inc .estimates fees in the amount of $0 for the fiscal year ended December 31, 2007 and 2006 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Pollard Kelley Auditing Services Inc. was not paid any other fees for professional services during the fiscal years ended December 31, 2007 and 2006.

Audit Committee

The Company does not have an audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shearson Financial Network, Inc.

By:	s/ Harry R. Kraatz	February 13, 2009
Harry R. Kraatz, Chairman, Chief Executive Officer
and Chief Financial Officer
(Principal Executive and Financial Officer)